Form 10-Q
period 2023-09-30
CIVISTA BANCSHARES, INC.
filed 2023-11-09
CIK 944745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended - September 30, 2023

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Shares, no par value, outstanding at November 6, 2023—15,695,997 shares

CIVISTA BANCSHARES, INC.

Part I – Financial Information

ITEM 1. Financial Statements

CIVISTA BANCSHARES, INC.

Consolidated Balance Sheets

(In thousands, except share data)

	September 30, 2023
	(Unaudited)	December 31, 2022
ASSETS
Cash and due from financial institutions	$50,316	$43,361
Investments in time deposits	1,472	1,477
Securities available-for-sale	593,487	615,402
Equity securities	2,021	2,190
Loans held for sale	1,589	683
Loans, net of allowance for credit losses of $35,280 and $28,511	2,719,610	2,518,155
Other securities	34,224	33,585
Premises and equipment, net	58,989	64,018
Accrued interest receivable	11,489	11,178
Goodwill	125,078	125,695
Other intangible assets, net	9,920	10,759
Bank owned life insurance	54,053	53,543
Swap assets	19,784	16,579
Deferred taxes	25,112	16,009
Other assets	25,772	25,196
Total assets	$3,732,916	$3,537,830
LIABILITIES
Deposits
Noninterest-bearing	$802,614	$896,333
Interest-bearing	1,993,129	1,723,651
Total deposits	2,795,743	2,619,984
Short-term Federal Home Loan Bank advances	431,500	393,700
Securities sold under agreements to repurchase	-	25,143
Long-term Federal Home Loan Bank advances	2,573	3,578
Subordinated debentures	103,921	103,799
Other borrowings	10,964	15,516
Swap liabilities	19,784	16,579
Securities purchased payable	1,755	1,338
Tax refunds in process	493	278
Accrued expenses and other liabilities	33,438	23,080
Total liabilities	3,400,171	3,202,995
SHAREHOLDERS’ EQUITY
Common shares, no par value, 40,000,000 shares authorized, 19,288,674 shares issued at September 30, 2023 and 19,231,061 shares issued at December 31, 2022, including Treasury shares	310,975	310,182
Retained earnings	176,644	156,492
Treasury shares, 3,592,677 common shares at September 30, 2023 and 3,502,827 common shares at December 31, 2022, at cost	(75,412)	(73,794)
Accumulated other comprehensive loss	(79,462)	(58,045)
Total shareholders’ equity	332,745	334,835
Total liabilities and shareholders’ equity	$3,732,916	$3,537,830

See notes to interim unaudited consolidated financial statements

CIVISTA BANCSHARES, INC.

Consolidated Statements of Operations (Unaudited)

(In thousands, except per share data)

	Three months ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Interest and dividend income
Loans, including fees	$39,732	$27,176	$114,108	$70,065
Taxable securities	2,999	2,936	8,817	6,431
Tax-exempt securities	2,336	1,998	6,917	5,669
Deposits in other banks	719	423	818	1,098
Total interest and dividend income	45,786	32,533	130,660	83,263
Interest expense
Deposits	9,584	936	20,350	2,351
Federal Home Loan Bank advances	3,261	181	10,668	564
Subordinated debentures	1,239	975	3,606	2,701
Securities sold under agreements to repurchase and other	198	2	592	8
Total interest expense	14,282	2,094	35,216	5,624
Net interest income	31,504	30,439	95,444	77,639
Provision for credit losses	630	300	2,111	1,000
Net interest income after provision for loan losses	30,874	30,139	93,333	76,639
Noninterest income
Service charges	1,853	1,885	5,457	5,004
Net gain on sale of securities	—	4	—	10
Net gain (loss) on equity securities	69	(133)	(169)	(44)
Net gain on sale of loans and leases	787	637	2,033	2,146
ATM/Interchange fees	1,424	1,394	4,227	3,990
Wealth management fees	1,197	1,208	3,570	3,713
Lease revenue and residual income	1,913	—	6,160	—
Bank owned life insurance	266	255	830	732
Tax refund processing fees	—	—	2,375	2,375
Swap fees	21	—	198	—
Other	595	484	3,661	1,086
Total noninterest income	8,125	5,734	28,342	19,012
Noninterest expense
Compensation expense	14,054	12,484	44,137	36,654
Net occupancy expense	1,368	1,252	4,096	3,428
Equipment expense	2,687	637	8,214	1,694
Contracted data processing	651	846	1,730	1,899
FDIC assessment	438	170	1,215	568
State franchise tax	590	629	1,770	1,848
Professional services	1,010	1,335	3,804	3,593
Amortization of intangible assets	398	456	1,195	890
ATM/Interchange expense	619	604	1,814	1,659
Marketing	497	372	1,542	1,069
Software maintenance expense	1,052	942	2,989	2,440
Other operating expenses	3,388	2,828	9,792	7,450
Total noninterest expense	26,752	22,555	82,298	63,192
Income before taxes	12,247	13,318	39,377	32,459
Income tax expense	1,860	2,206	6,068	5,180
Net Income	$10,387	$11,112	$33,309	$27,279
Earnings per common share, basic	$0.66	$0.72	$2.12	$1.82
Earnings per common share, diluted	$0.66	$0.72	$2.12	$1.82

See notes to interim unaudited consolidated financial statements

CIVISTA BANCSHARES, INC.

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net income	$10,387	$11,112	$33,309	$27,279
Other comprehensive income (loss):
Unrealized holding (losses) on available-for-sale securities	(30,058)	(29,926)	(27,217)	(99,837)
Tax effect	6,366	6,300	5,800	21,043
Reclassification of gains recognized in net income	—	(4)	—	(10)
Tax effect	—	—	—	2
Pension liability adjustment	—	69	—	208
Tax effect	—	(15)	—	(44)
Total other comprehensive (loss)	(23,692)	(23,576)	(21,417)	(78,638)
Comprehensive income (loss)	$(13,305)	$(12,464)	$11,892	$(51,359)

See notes to interim unaudited consolidated financial statements

CIVISTA BANCSHARES, INC.

Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)

(In thousands, except share data)

	Common Shares				Accumulated Other	Total
	Outstanding Shares	Amount	Retained Earnings	Treasury Shares	Comprehensive Income (Loss)	Shareholders’ Equity
Balance, June 30, 2023	15,780,227	$310,784	$168,777	$(73,915)	$(55,770)	$349,876
Net Income	—	—	10,387	—	—	10,387
Other comprehensive loss	—	—	—	—	(23,692)	(23,692)
Stock-based compensation	(84,230)	191	—	—	—	191
Common stock dividends ($0.15 per share)	—	—	(2,520)	—	—	(2,520)
Purchase of common stock	—	—	—	(1,497)	—	(1,497)
Balance, September 30, 2023	15,695,997	$310,975	$176,644	$(75,412)	$(79,462)	$332,745

	Common Shares				Accumulated Other	Total
	Outstanding Shares	Amount	Retained Earnings	Treasury Shares	Comprehensive Income (Loss)	Shareholders’ Equity
Balance, June 30, 2022	14,537,433	$278,240	$137,592	$(67,528)	$(46,242)	$302,062
Net Income	—	—	11,112	—	—	11,112
Other comprehensive loss	—	—	—	—	(23,576)	(23,576)
Stock-based compensation	—	153	—	—	—	153
Stock issued for acquisition of Comunibanc Corp.	984,723	21,122	—	—	—	21,122
Common stock dividends ($0.14 per share)	—	—	(2,158)	—	—	(2,158)
Purchase of common stock	(286,611)	—	—	(6,113)	—	(6,113)
Balance, September 30, 2022	15,235,545	$299,515	$146,546	$(73,641)	$(69,818)	$302,602

See notes to interim unaudited consolidated financial statements

	Common Shares				Accumulated Other	Total
	Outstanding Shares	Amount	Retained Earnings	Treasury Shares	Comprehensive Income (Loss)	Shareholders’ Equity
Balance, December 31, 2022	15,728,234	$310,182	$156,492	$(73,794)	$(58,045)	$334,835
Cumulative-effect adjustment for adoption of ASC 326	—	—	(6,069)	—	—	(6,069)
Balance January 1, 2023	15,728,234	$310,182	$150,423	$(73,794)	$(58,045)	$328,766
Net Income	—	—	33,309	—	—	33,309
Other comprehensive loss	—	—	—	—	(21,417)	(21,417)
Stock-based compensation	57,613	793	—	—	—	793
Common stock dividends ($0.29 per share)	—	—	(7,088)	—	—	(7,088)
Purchase of common stock	(89,850)	—	—	(1,618)	—	(1,618)
Balance, September 30, 2023	15,695,997	$310,975	$176,644	$(75,412)	$(79,462)	$332,745

	Common Shares				Accumulated Other	Total
	Outstanding Shares	Amount	Retained Earnings	Treasury Shares	Comprehensive Income (Loss)	Shareholders’ Equity
Balance, December 31, 2021	14,954,200	$277,741	$125,558	$(56,907)	$8,820	$355,212
Net Income	—	—	27,279	—	—	27,279
Other comprehensive loss	—	—	—	—	(78,638)	(78,638)
Stock-based compensation	36,860	652	—	—	—	652
Stock issued for acquisition of Comunibanc Corp.	984,723	21,122	—	—	—	21,122
Common stock dividends ($0.28 per share)	—	—	(6,291)	—	—	(6,291)
Purchase of common stock	(740,238)	—	—	(16,734)	—	(16,734)
Balance, September 30, 2022	15,235,545	$299,515	$146,546	$(73,641)	$(69,818)	$302,602

See notes to interim unaudited consolidated financial statements

CIVISTA BANCSHARES, INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2023	2022
Net cash provided by operating activities	$60,593	$27,421
Cash flows used for investing activities:
Maturities, paydowns and calls of investments in time deposits	—	245
Proceeds from sale of time certificates	—	742
Maturities, paydowns and calls of securities, available-for-sale	7,907	36,910
Purchases of securities, available-for-sale	(13,241)	(117,974)
Proceeds from sale of securities available-for-sale	—	57,322
Purchase of other securities	(27,890)	(1,606)
Redemption of other securities	27,251	1,592
Purchase of equity securities	—	(1,000)
Net change in loans	(208,689)	(158,909)
Acquisition, net of cash acquired	—	(21,870)
Premises and equipment purchases	(2,164)	(3,208)
Net cash used for investing activities	(216,826)	(207,756)
Cash flows from financing activities:
Repayment of long-term FHLB advances	(1,005)	(89,983)
Net change in short-term FHLB advances	37,800	55,000
Repayment of other borrowings	(15,516)	—
Increase in deposits	175,758	20,358
Decrease in securities sold under repurchase agreements	(25,143)	(5,340)
Purchase of treasury shares	(1,618)	(16,734)
Common dividends paid	(7,088)	(6,291)
Net cash provided by (used for) financing activities	163,188	(42,990)
Increase (decrease) in cash and cash equivalents	6,955	(223,325)
Cash and cash equivalents at beginning of period	43,361	264,239
Cash and cash equivalents at end of period	$50,316	$40,914
Cash paid during the period for:
Interest	$26,393	$4,969
Income taxes	7,333	3,737
Supplemental cash flow information:
Change in fair value of swap asset	(3,205)	(7,376)
Change in fair value of swap liability	3,205	7,376
Securities purchased not settled	1,753	2,611
The Company purchased all of the capital stock of Comunibanc Corp. for $46,090 on July 1, 2022. In conjunction with the acquisition, liabilities were assumed as follows:
Fair value of assets acquired	$—	$340,649
Less: common stock issued	—	21,122
Cash paid for the capital stock	—	24,968
Liabilities assumed	$—	$294,559

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

Civista provides financial services through its offices in the Ohio counties of Erie, Crawford, Champaign, Franklin, Logan, Madison, Summit, Huron, Ottawa, Richland, Montgomery, Henry, Wood and Cuyahoga, in the Indiana counties of Dearborn and Ripley and in the Kentucky county of Kenton. Its primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are residential mortgage, commercial, and installment loans. Substantially all loans are secured by specific items of collateral including business assets, consumer assets and commercial and residential real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. Financial instruments that potentially represent concentrations of credit risk include deposit accounts in other financial institutions that are in excess of federally insured limits. In October of 2022, Civista acquired Vision Financial Group (VFG) as a wholly-owned subsidiary engaging in general equipment leasing and financing, headquartered in Pittsburgh, Pennsylvania. As of August 31, 2023, VFG was merged into Civista and now operates as a division and has been rebranded as Civista Leasing and Finance (CLF).

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

The Consolidated Financial Statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company’s financial position as of September 30, 2023 and its results of operations and changes in cash flows for the periods ended September 30, 2023 and 2022 have been made. The accompanying Unaudited Consolidated Financial Statements have been prepared in accordance with instructions of Form 10-Q, and therefore certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been omitted. The results of operations for the period ended September 30, 2023 are not necessarily indicative of the operating results for the full year. Reference is made to the accounting policies of the Company described in the notes to the audited financial statements contained in the Company’s 2022 annual report. The Company has consistently followed these policies in preparing this Form 10-Q.

(2) Significant Accounting Policies

Allowance for Credit Losses: On January 1, 2023, the Company adopted Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments – Credit Losses (Topic 326) – Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). ASU 2016-13 introduces a new credit loss methodology, Current Expected Credit Losses ("CECL"), which requires earlier recognition of credit losses, while also providing additional transparency about credit risk. ASU 2016-13 amends guidance on reporting credit losses for financial assets held at amortized cost basis and available for sale debt securities. ASU 2016-13 eliminates the probable initial recognition threshold previously required under Generally Accepted Accounting Principles ("GAAP") and instead, requires an entity to reflect its current estimate of all expected credit losses based on historical experience, current conditions and reasonable and supportable forecasts. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected. ASU 2016-13 also expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the reserve for credit losses. In addition, entities need to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The Company adopted Accounting Standards Certification ("ASC") 326 using the modified retrospective method for all financial assets measured at amortized cost and off-balance sheet credit exposures. Results for the periods beginning after January 1, 2023 are presented under Accounting Standards Codification (“ASC”) 326 while prior period amounts continue to be reported in accordance with previously applicable GAAP. The Company adopted ASC 326 using the prospective transition approach for purchased credit deteriorated ("PCD") financial assets that were previously classified as purchased credit impaired ("PCI") and accounted for under ASC 310-30. In accordance with ASC 326, management did not reassess whether PCI assets met the criteria of PCD assets as of the date of adoption. On January 1, 2023, the amortized cost basis of the PCD assets was adjusted to reflect the addition of $1,668 to the allowance for credit losses. The remaining noncredit discount (based on the adjusted amortized cost basis) will be accreted into interest income at the effective interest rate as of January 1, 2023. The adoption of CECL resulted in an increase to our total allowance for credit losses (“ACL”) on loans held for investment of $4.3 million, an increase in allowance for credit losses on unfunded loan commitments of $3.4 million, a reclassification of PCI discount from loans to the ACL of $1.7 million, and an increase in deferred tax asset of $1.6 million. The Company also recorded a net reduction of retained earnings of $6.1 million upon adoption.

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

Portfolio Segmentation (“Pooled Loans”)

Portfolio segmentation is defined as the pooling of loans based upon similar risk characteristics such that quantitative methodologies and qualitative adjustment factors for estimating the allowance for credit losses are constructed for each segment. The Company has identified eight portfolio segments of loans including Commercial & Agriculture, Commercial Real Estate – Owner Occupied, Commercial Real Estate – Non-Owner Occupied, Residential Real Estate, Real Estate Construction, Farm Real Estate, Lease Financing Receivable and Consumer and Other Loans.

The allowance for credit losses for Pooled Loans is estimated based upon periodic review of the collectability of the loans quantitatively correlating historical loan experience with reasonable and supportable forecasts using forward looking information. The Company utilized a discounted cash flow (DCF) method to estimate the quantitative portion of the allowance for credit losses for loans evaluated on a collective pooled basis. For each segment, a loss driver analysis (LDA) was performed in order to identify appropriate loss drivers and create a regression model for use in forecasting cash flows. The LDA utilized the Company’s own Federal Financial Institutions Examination Council’s (“FFIEC”) Call Report data for all segments except indirect auto and all new and unknown values. Peer data was incorporated into the analysis for all segments except indirect auto and all new and unknown values. The Company has established a one-year reasonable and supportable forecast period with a one-year straight-line reversion to the long-term historical average. The Company’s policy is to utilize its own data, which includes loan-level loss data from March 31, 2004 through December 31, 2019 and from December 31, 2021 through June 30, 2022, whenever possible. The two-year period from December 31, 2019 to December 31, 2021 was excluded due to modeling errors stemming from the impact of the COVID-19 pandemic. Peer data is utilized when there are not sufficient defaults for a satisfactory sound calculation, or if the Company does not have its own loan-level detail reflecting similar economic conditions as the forecasted loss drivers.

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

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

Reserve for Unfunded Commitments

The reserve for unfunded commitments (the “Unfunded Reserve”) represents the expected credit losses on off-balance sheet commitments such as unfunded commitments to extend credit and standby letters of credit. No allowance is recognized if the Company has the unconditional right to cancel the obligation. The Company is defining unconditionally cancelable in its literal sense, meaning that a commitment may be cancelled by the Company for any, or for no reason whatsoever. However, the Company in its business dealings, has no practical history of unconditionally canceling commitments. Commitments are not typically cancelled until a default or a defined condition occurs. Being that its historical practice has been to not cancel credit commitments unconditionally, the Company has made the decision to reserve for Unfunded Commitments. The Unfunded Reserve is recognized as a liability (included within other liabilities in the Consolidated Balance Sheets), with adjustments to the reserve recognized as a provision for credit loss expense in the Consolidated Statements of Operations. The Unfunded Reserve is determined by estimating expected future fundings, under each segment, and applying the expected loss rates. Expected future fundings over the estimated life of commitments are based on historical averages of funding rates (i.e., the likelihood of draws taken). To estimate future fundings on unfunded balances, current funding rates are compared to historical funding rates. Estimate of credit losses are determined using the same loss rates as funded loans.

Revisions: An immaterial revision has been made to the Consolidated Financial Statements for a change in the fair market value of loans for the period ended December 31, 2022, as set forth in Note 13 herein. This revision did not have a significant impact on the affected financial statement line item or total assets, equity or net income.

Use of Estimates: To prepare financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in financial statements and the disclosures provided, and future results could differ. The allowance for credit losses, consideration of impairment of goodwill, fair values of financial instruments, deferred taxes, swap assets/liabilities and pension obligations are particularly subject to change.

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

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

At adoption, the Company recognized an incremental allowance for credit losses on its loans to customers of $4.3 million, a liability for off-balance sheet unfunded commitments of $3.4 million and a reclassification of the discount on PCI loans to the ACL of $1.7 million. Additionally, the Company recorded a $6.1 million after tax decrease in retained earnings associated with the increased estimated credit losses. The “Day 1” impact of CECL adoption is summarized below:

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

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

On January 1, 2023, the Company adopted ASU 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures ("ASU 2022-02"). ASU 2022-02 eliminates the recognition and measurement guidance for troubled debt restructurings and requires enhanced disclosures about loan modifications for borrowers experiencing financial difficulty. This ASU also requires enhanced disclosure for loans that have been charged off. The adoption of ASU 2022-02 provisions did not have a significant impact on the Company’s Consolidated Financial Statements.

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
(3) Securities

The amortized cost and fair market value of available-for-sale securities and the related gross unrealized gains and losses recognized were as follows:

September 30, 2023	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities and obligations of U.S. government agencies	$77,081	$192	$(5,978)	$71,295
Obligations of states and political subdivisions	360,019	45	(49,529)	310,535
Mortgage-backed securities in government sponsored entities	250,503	5	(38,851)	211,657
Total debt securities	$687,603	$242	$(94,358)	$593,487

December 31, 2022	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities and obligations of U.S. government agencies	$66,495	$20	$(5,486)	$61,029
Obligations of states and political subdivisions	350,104	784	(33,640)	317,248
Mortgage-backed securities in government sponsored entities	265,752	15	(28,642)	237,125
Total debt securities	$682,351	$819	$(67,768)	$615,402

The amortized cost and fair value of securities at September 30, 2023, by contractual maturity, is shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

Available for sale	Amortized Cost	Fair Value
Due in one year or less	$6,195	$6,149
Due after one year through five years	76,198	69,124
Due after five years through ten years	38,390	35,162
Due after ten years	316,317	271,395
Mortgage-backed securities	250,503	211,657
Total securities available-for-sale	$687,603	$593,487

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

Proceeds from sales of securities available-for-sale, gross unrealized gains and gross realized losses were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Sale proceeds	$—	$57,322	$—	$57,322
Gross realized gains	—	—	—	—
Gross realized losses	—	—	—	—
Gains (losses) from securities called or settled by the issuer	—	4	—	10

Securities were pledged to secure public deposits, other deposits and liabilities as required by law. The carrying value of pledged securities was approximately $210,369 and $218,344 as of September 30, 2023 and December 31, 2022, respectively.

The following tables show gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2023 and December 31, 2022:

September 30, 2023	12 Months or less		More than 12 months		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury securities and obligations of U.S. government agencies	$715	$(3)	$59,404	$(5,975)	$60,119	$(5,978)
Obligations of states and political subdivisions	143,524	(7,518)	155,603	(42,011)	299,127	(49,529)
Mortgage-backed securities in gov’t sponsored entities	21,364	(1,784)	189,711	(37,067)	211,075	(38,851)
Total temporarily impaired	$165,603	$(9,305)	$404,718	$(85,053)	$570,321	$(94,358)

December 31, 2022	12 Months or less		More than 12 months		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury securities and obligations of U.S. government agencies	$21,042	$(880)	$39,567	$(4,606)	$60,609	$(5,486)
Obligations of states and political subdivisions	169,594	(13,016)	73,967	(20,624)	243,561	(33,640)
Mortgage-backed securities in gov’t sponsored entities	111,639	(4,713)	124,622	(23,929)	236,261	(28,642)
Total temporarily impaired	$302,275	$(18,609)	$238,156	$(49,159)	$540,431	$(67,768)

At September 30, 2023, there were a total of 574 securities in the portfolio with unrealized losses mainly due to higher current market rates when compared to the time of purchase. Unrealized losses on securities have not been recognized into income because the issuers’ securities are of high credit quality, management has the intent and ability to hold these securities for the foreseeable future, and the decline in fair value is largely due to currently higher market rates when compared to the time of purchase. The fair value is expected to recover as the securities approach their maturity date or reset date. The Company does not intend to sell until recovery and does not believe selling will be required before recovery.

The following table presents the net gains and losses on equity investments recognized in earnings for the three- and nine-months ended September 30, 2023 and 2022 and the portion of unrealized gains and losses for the period that relates to equity investments held at September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net gains (losses) recognized on equity securities during the period	$69	$(133)	$(169)	$(44)
Less: Net losses realized on the sale of equity securities during the period	—	—	—	—
Unrealized gains (losses) recognized on equity securities held at reporting date	$69	$(133)	$(169)	$(44)

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

(4) Loans

Loan balances were as follows:

	September 30, 2023	December 31, 2022
Commercial & Agriculture	$301,877	$278,595
Commercial Real Estate- Owner Occupied	375,851	371,147
Commercial Real Estate- Non-Owner Occupied	1,102,932	1,018,736
Residential Real Estate	614,304	552,781
Real Estate Construction	269,291	243,127
Farm Real Estate	24,109	24,708
Lease Financing Receivable	48,259	36,797
Consumer and Other	18,267	20,775
Total loans	2,754,890	2,546,666
Allowance for credit losses	(35,280)	(28,511)
Net loans	$2,719,610	$2,518,155

Included in Commercial & Agriculture loans above are $399 and $566 of Paycheck Protection Program (“PPP”) loans as of September 30, 2023 and December 31, 2022, respectively.

Included in total loans above are net deferred loan fees of $2,542 and $1,652 at September 30, 2023 and December 31, 2022, respectively.

The Company elected to exclude accrued interest receivable from the amortized cost basis of loans disclosed throughout this Note 4 and Note 5 (Allowance for Credit Losses). As of September 30, 2023 and December 31, 2022, accrued interest receivable totaled $11,489 and $11,178, respectively, and is included in the accrued interest receivable line item on the Company's Consolidated Balance Sheet.
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

The following table presents, by portfolio segment, the changes in the ACL for the three- and nine-months ended September 30, 2023 and 2022.

Allowance for credit losses:

For the three months ended September 30, 2023	Beginning balance	Charge-offs	Recoveries	Provision	Ending Balance
Commercial & Agriculture	$5,540	$(614)	$84	$146	$5,156
Commercial Real Estate:
Owner Occupied	5,531	—	—	(50)	5,481
Non-Owner Occupied	11,646	—	9	(100)	11,555
Residential Real Estate	6,515	(1)	64	253	6,831
Real Estate Construction	3,447	—	4	288	3,739
Farm Real Estate	243	—	—	(16)	227
Lease Financing Receivables	1,947	—	—	(115)	1,832
Consumer and Other	272	(51)	6	21	248
Unallocated	8	—	—	203	211
Total	$35,149	$(666)	$167	$630	$35,280

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

For the three months ended September 30, 2023, the Company provided $630 to the allowance for credit losses, as compared to a provision of $300 for the three months ended September 30, 2022. The increase in the reserves was principally related to loan growth during the quarter.

Allowance for credit losses:

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

For the three months ended September 30, 2022, the Company provided $300 to the allowance for credit losses. The provision in the third quarter of 2022 reflected the Company’s strong loan growth during the quarter. Our credit quality metrics remained stable despite the ongoing headwinds of the challenging international, national, regional and local economic conditions. While COVID-19 vaccinations and improved treatments had created a level of optimism, there remained caution due to the lingering concerns over potential infection spikes. We remained cautious given the level of classified loans in the portfolio, particularly loans to borrowers in the hotel industry as well as the challenges businesses face in today’s environment. As of September 30, 2022 economic impacts related to the COVID-19 pandemic had improved somewhat, but continued concerns lingered due to the disruption of supply chains, additional employee costs, higher challenges throughout our footprint, rising inflationary pressures and the prospects of recession.

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

Allowance for credit losses:

For the nine months ended September 30, 2023	Beginning balance	CECL Adoption Day 1 Impact	Impact of Adopting ASC 326 - PCD Loans 1	Charge-offs	Recoveries	Provision	Ending Balance
Commercial & Agriculture	$3,011	$429	$—	$(754)	$131	$2,339	$5,156
Commercial Real Estate:
Owner Occupied	4,565	1,075	19	—	—	(178)	5,481
Non-Owner Occupied	14,138	(2,847)	—	—	25	239	11,555
Residential Real Estate	3,145	2,762	166	(12)	118	652	6,831
Real Estate Construction	2,293	1,502	—	—	13	(69)	3,739
Farm Real Estate	291	(28)	—	—	—	(36)	227
Lease Financing Receivables	429	1,743	635	—	—	(975)	1,832
Consumer and Other	98	201	77	(89)	33	(72)	248
Unallocated	541	(541)	—	—	—	211	211
Total	$28,511	$4,296	$897	$(855)	$320	$2,111	$35,280

1 Day 1 impact of $1,668, of adopting ASC 326-PCD loans was netted by changes in estimates of $771.

For the nine months ended September 30, 2023, the Company provided $2,111 to the allowance for credit losses, as compared to a provision of $1,000 for the nine months ended September 30, 2022. Upon adoption of CECL on January 1, 2023, we recorded an increase in the allowance for credit losses of $5,193 in the first quarter of 2023. The increase in the reserves was principally related to loan growth during the quarter.

Allowance for credit losses:

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

For the nine months ended September 30, 2022, the Company provided $1,000 to the allowance for loan losses. During the nine months ended September 30, 2022, The increase in provision was due to the strong loan growth during the first nine months of 2022. In addition,

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

the challenges of the international, national, regional,and local economic conditions, particularly inflation, have taken greater focus from the prior economic shutdown and restrictions in response to the COVID-19 pandemic. Despite these concerns our portfolio quality has remained stable overall with decreases in criticized loans. We continue to be optimistic that asset quality will continue to remain strong despite ongoing headwinds. While we remain cautious given the impact of inflation on all of our borrowers, we are encouraged by strong loan growth. Management felt that the unallocated amount was appropriate and within the relevant range for the allowance that was reflective of the risk in the portfolio at September 30, 2022.

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

The following tables present credit exposures by internally assigned risk grades as of September 30, 2023 and December 31, 2022. The risk rating analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements as scheduled or at all. The Company’s internal credit risk grading system is based on experiences with similarly graded loans.

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

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

Based on the most recent analysis performed, the risk category of loans, by type and year of originations, at September 30, 2023, is as follows:

	Term Loans Amortized Cost Basis by Origination Year
								Revolving
								Loans
							Revolving	Converted
September 30, 2023	2023	2022	2021	2020	2019	Prior	Loans	to Term	Total
Commercial & Agriculture
Pass	$60,223	$72,407	$46,378	$12,263	$7,418	$15,439	$79,760	$—	$293,888
Special Mention	906	—	340	1,797	—	113	176	—	3,332
Substandard	408	—	62	117	283	195	3,592	—	4,657
Doubtful	—	—	—	—	—	—	—	—	—
Total Commercial & Agriculture	$61,537	$72,407	$46,780	$14,177	$7,701	$15,747	$83,528	$—	$301,877
Commercial & Agriculture:
Current-period gross charge-offs	$—	$673	$—	$—	$—	$81	$—	$—	$754

Commercial Real Estate - Owner Occupied
Pass	$28,733	$81,961	$67,764	$57,827	$30,558	$96,394	$6,488	$—	$369,725
Special Mention	529	219	745	294	3,098	287	—	—	5,172
Substandard	—	—	—	—	—	954	—	—	954
Doubtful	—	—	—	—	—	—	—	—	—
Total Commercial Real Estate - Owner Occupied	$29,262	$82,180	$68,509	$58,121	$33,656	$97,635	$6,488	$—	$375,851
Commercial Real Estate - Owner Occupied:
Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial Real Estate - Non-Owner Occupied
Pass	$118,399	$261,880	$195,881	$138,388	$121,917	$219,770	$23,446	$—	$1,079,681
Special Mention	—	5,816	6,227	—	-	7,373	277	—	19,693
Substandard	—	—	—	—	129	3,429	—	—	3,558
Doubtful	—	—	—	—	—	—	—	—	—
Total Commercial Real Estate - Non-Owner Occupied	$118,399	$267,696	$202,108	$138,388	$122,046	$230,572	$23,723	$—	$1,102,932
Commercial Real Estate - Non-Owner Occupied:
Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Residential Real Estate
Pass	$62,756	$106,652	$95,914	$73,032	$35,184	$80,593	$153,753	$—	$607,884
Special Mention	—	-	224	98	—	250	55	—	627
Substandard	—	352	442	85	583	3,049	1,282	—	5,793
Doubtful	—	—	—	—	—	—	—	—	—
Total Residential Real Estate	$62,756	$107,004	$96,580	$73,215	$35,767	$83,892	$155,090	$—	$614,304
Residential Real Estate:

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

Current-period gross charge-offs	$—	$—	$—	$—	$—	$12	$—	$—	$12

Real Estate Construction
Pass	$62,658	$137,265	$31,871	$15,563	$2,678	$2,708	$12,271	$—	$265,014
Special Mention	—	1,129	926	2,019	—	—	—	—	4,074
Substandard	—	—	42	—	161	—	—	—	203
Doubtful	—	—	—	—	—	—	—	—	—
Total Real Estate Construction	$62,658	$138,394	$32,839	$17,582	$2,839	$2,708	$12,271	$—	$269,291
Real Estate Construction:
Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Farm Real Estate
Pass	$816	$987	$2,309	$4,552	$806	$13,295	$1,161	$—	$23,926
Special Mention	—	—	—	—	—	183	—	—	183
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total Farm Real Estate	$816	$987	$2,309	$4,552	$806	$13,478	$1,161	$—	$24,109
Farm Real Estate:
Current-period charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Lease Financing Receivables
Pass	$21,794	$14,071	$6,605	$3,754	$1,964	$18	$—	$—	$48,206
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	53	—	—	—	—	—	53
Total Lease Financing Receivables	$21,794	$14,071	$6,658	$3,754	$1,964	$18	$—	$—	$48,259
Lease Financing Receivables:
Current-period charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer and Other
Pass	$5,014	$4,741	$4,103	$1,875	$639	$322	$1,536	$—	$18,230
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	14	17	—	6	—	—	37
Doubtful	—	—	—	—	—	—	—	—	—
Total Consumer and Other	$5,014	$4,741	$4,117	$1,892	$639	$328	$1,536	$—	$18,267
Consumer and Other:
Current-period charge-offs	$1	$27	$40	$6	$10	$—	$5	$—	$89
Total Loans	$362,236	$687,480	$459,900	$311,681	$205,418	$444,378	$283,797	$—	$2,754,890
Total Loans:
Current-period charge-offs	$1	$700	$40	$6	$10	$93	$5	$—	$855

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

Prior to the adoption of CECL, Residential Real Estate, Real Estate Construction and Consumer and Other loans are not risk-graded, except when collateral is used for a business purpose. Only those loans that have been risk rated as of December 31, 2022 are included below.

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

The following tables present performing and nonperforming loans based solely on payment activity for the period ended December 31, 2022 that were not assigned an internal risk grade.

December 31, 2022	Residential Real Estate	Real Estate Construction	Consumer and Other	Total
Performing	$432,790	$44,172	$19,773	$496,735
Nonperforming	—	—	—	—
Total	$432,790	$44,172	$19,773	$496,735

The following tables include an aging analysis of the recorded investment of past due loans outstanding as of September 30, 2023 and December 31, 2022.

September 30, 2023	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans	Past Due 90 Days and Accruing
Commercial & Agriculture	$834	$1,284	$1,469	$3,587	$298,290	$301,877	$—
Commercial Real Estate:
Owner Occupied	87	—	34	121	375,730	375,851	—
Non-Owner Occupied	—	—	—	—	1,102,932	1,102,932	—
Residential Real Estate	731	791	1,812	3,334	610,970	614,304	—
Real Estate Construction	—	—	—	—	269,291	269,291	—
Farm Real Estate	—	—	—	—	24,109	24,109	—
Lease Financing Receivables	237	52	653	942	47,317	48,259	—
Consumer and Other	156	59	9	224	18,043	18,267	—
Total	$2,045	$2,186	$3,977	$8,208	$2,746,682	$2,754,890	$—

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

December 31, 2022	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Purchased Credit- Impaired Loans	Total Loans	Past Due 90 Days and Accruing
Commercial & Agriculture	$247	$78	$534	$859	$276,873	$863	$278,595	$—
Commercial Real Estate:
Owner Occupied	21	13	76	110	369,049	1,988	371,147	—
Non-Owner Occupied	—	—	1,164	1,164	1,017,453	119	1,018,736	—
Residential Real Estate	3,133	857	1,107	5,097	546,270	1,414	552,781	—
Real Estate Construction	—	—	219	219	242,908	—	243,127	—
Farm Real Estate	7	—	—	7	24,701	—	24,708	—
Lease Financing Receivables	1,040	—	341	1,381	35,416	—	36,797	—
Consumer and Other	293	49	74	416	20,358	1	20,775	—
Total	$4,741	$997	$3,515	$9,253	$2,533,028	$4,385	$2,546,666	$—

The following table presents loans on nonaccrual status as of September 30, 2023.

September 30, 2023
	Nonaccrual loans with a related ACL	Nonaccrual loans without a related ACL	Total Nonaccrual loans	Interest Income Recognized
Commercial & Agriculture	$362	$1,294	$1,656	$—
Commercial Real Estate:
Owner Occupied	—	270	270	3
Non-Owner Occupied	306	899	1,205	—
Residential Real Estate	—	4,391	4,391	13
Real Estate Construction	—	203	203	—
Farm Real Estate	—	—	—	—
Lease Financing Receivables	151	794	945	—
Consumer and Other	—	43	43	—
Total	$819	$7,894	$8,713	$16

The following table presents loans on nonaccrual status as of December 31, 2022, excluding PCI loans.

December 31, 2022
Commercial & Agriculture	$774
Commercial Real Estate:
Owner Occupied	386
Non-Owner Occupied	1,109
Residential Real Estate	3,926
Real Estate Construction	221
Farm Real Estate	—
Lease Financing Receivables	—
Consumer and Other	91
Total	$6,507

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

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

Modifications to Borrowers Experiencing Financial Difficulty: From time to time, the Company may modify certain loans to borrowers who are experiencing financial difficulty. In some cases, these modifications result in new loans. Loan modifications to borrowers experiencing financial difficulty may be in the form of principal forgiveness, interest rate reduction, term extension, other-than-significant payment delay or a combination thereof, among other things. During the nine months ended September 30, 2023, there were no modifications of loans to borrowers experiencing financial difficulty.

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

September 30, 2023	Real Estate	Other	Allowance for Credit Losses
Commercial & Agriculture	$—	$4,846	$408
Commercial Real Estate:
Owner Occupied	—	—	—
Non-Owner Occupied	1,205	—	306
Residential Real Estate	—	—	—
Real Estate Construction	—	—	—
Farm Real Estate	—	—	—
Lease Financing Receivables	—	525	150
Consumer and Other	—	—	—
Total	$1,205	$5,371	$864

Collateral-dependent loans consist primarily of Residential Real Estate, Commercial Real Estate and Commercial and Agricultural loans. These loans are individually evaluated when foreclosure is probable or when the repayment of the loan is expected to be provided substantially through the operation or sale of the underlying collateral. In the case of Commercial and Agricultural loans secured by equipment, the fair value of the collateral is estimated by third-party valuation experts. Loan balances are charged down to the underlying collateral value when they are deemed uncollectible. Note that the Company did not elect to use the collateral maintenance agreement practical expedient available under CECL.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following table includes the recorded investment and unpaid principal balances for impaired loans with the associated allowance amount, if applicable, as of December 31, 2022, excluding PCI loans.

	December 31, 2022
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial & Agriculture	$—	$—		$86	$3
Commercial Real Estate:
Owner Occupied	82	82		192	22
Non-Owner Occupied	—	—		35	1
Residential Real Estate	385	410		595	33
Farm Real Estate	—	—		381	14
Total	467	492		1,289	73
With an allowance recorded:
Commercial & Agriculture	—	—	$—	—	—
Commercial Real Estate:
Owner Occupied	150	150	6	214	—
Residential Real Estate	7	11	1	19	—
Lease Financing Receivables	—	—	—	—	—
Consumer and Other	—	—	—	—	—
Total	157	161	7	233	—
Total:
Commercial & Agriculture	—	—	—	86	3
Commercial Real Estate:
Owner Occupied	232	232	6	406	22
Non-Owner Occupied	—	—	—	35	1
Residential Real Estate	392	421	1	614	33
Lease Financing Receivables	—	—	—	381	14
Consumer and Other	—	—	—	—	—
Total	$624	$653	$7	$1,522	$73

The following tables include the average recorded investment and interest income recognized for impaired financing receivables for the three and nine-month periods ended September 30, 2022.

	September 30, 2022
For the three months ended	Average Recorded Investment	Interest Income Recognized
Commercial & Agriculture	$172	$—
Commercial Real Estate—Owner Occupied	504	3
Commercial Real Estate—Non-Owner Occupied	70	—
Residential Real Estate	503	9
Real Estate Construction	—	—
Farm Real Estate	247	2
Lease Financing Receivables	—	—
Consumer and Other	—	—
Total	$1,496	$14

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

	September 30, 2022
For the nine months ended	Average Recorded Investment	Interest Income Recognized
Commercial & Agriculture	$86	$—
Commercial Real Estate—Owner Occupied	349	10
Commercial Real Estate—Non-Owner Occupied	35	—
Residential Real Estate	516	19
Real Estate Construction	—	—
Farm Real Estate	381	14
Lease Financing Receivables	—	—
Consumer and Other	—	—
Total	$1,367	$43

Changes in the accretable yield for PCI loans as of September 30, 2022 were as follows, since acquisition:

For the Three-Month Period Ended September 30, 2022
(In Thousands)
Balance at beginning of period	$216
Acquisition of PCI loans	—
Accretion	(7)
Transfer from non-accretable to accretable	7
Balance at end of period	$216

The Company has acquired loans, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. Upon the Company's adoption of ASU 2016-13, remaining credit-related discount on these assets were re-classified to the ACL. The Company elected the prospective transition approach and all loans previously considered PCI are now classified as PCD. The remaining non-credit discount will continue to be accreted into income over the remaining lives of the assets. The following table presents additional information regarding loans acquired and accounted for in accordance with ASC 310-30 as of December 31, 2022:

At December 31, 2022
Acquired Loans with Specific Evidence of Deterioration of Credit Quality (ASC 310-30)
(In Thousands)
Outstanding balance	$5,220
Carrying amount	4,386

There was no allowance for loan losses recorded for acquired loans with or without specific evidence of deterioration in credit quality as of December 31, 2022.

Foreclosed Assets Held For Sale

Foreclosed assets acquired in settlement of loans are carried at fair value less estimated costs to sell and are included in Other assets on the Consolidated Balance Sheet. As of September 30, 2023 and December 31, 2022 there were no foreclosed assets included in Other assets.

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

The following table lists the allowance for credit losses on off-balance sheet credit exposures as of September 30, 2023:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Beginning of Period	$3,851	—	—	—
CECL adoption adjustments	—	—	3,386	—
Charge-offs	—	—	—	—
Recoveries	—	—	—	—
Provision	130	—	595	—
End of Period	$3,981	—	$3,981	—

(6) Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in each component of accumulated other comprehensive income (loss), net of tax for the three-month periods ended September 30, 2023 and September 30, 2022.

	For the Three-Month Period Ended			For the Three-Month Period Ended
	September 30, 2023(a)			September 30, 2022(a)
	Unrealized Gains and (Losses) on Available-for- Sale Securities (a)	Defined Benefit Pension Items (a)	Total (a)	Unrealized Gains and (Losses) on Available-for- Sale Securities (a)	Defined Benefit Pension Items (a)	Total (a)
Beginning balance	$(50,496)	$(5,274)	$(55,770)	$(40,497)	$(5,745)	$(46,242)
Other comprehensive loss before reclassifications	(23,692)	—	(23,692)	(23,626)	—	(23,626)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—	(4)	54	50
Net current-period other comprehensive income (loss)	(23,692)	—	(23,692)	(23,630)	54	(23,576)
Ending balance	$(74,188)	$(5,274)	$(79,462)	$(64,127)	$(5,691)	$(69,818)

(a)
Amounts in parentheses indicate debits on the Consolidated Balance Sheets.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following table presents the amounts reclassified out of each component of accumulated other comprehensive income (loss) for the three-month periods ended September 30, 2023 and September 30, 2022.

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss) (a)
Details about Accumulated Other Comprehensive Income (Loss) Components	For the Three months ended September 30, 2023	For the Three months ended September 30, 2022	Affected Line Item in the Statement Where Net Income is Presented
Unrealized gains (losses) on available-for-sale securities	$—	$4	Net gain on sale of securities
Tax effect	—	—	Income tax expense
	—	4
Amortization of defined benefit pension items
Actuarial gains/(losses) (b)	—	(69)	Other operating expenses
Tax effect	—	15	Income tax expense
	—	(54)
Total reclassifications for the period	$—	$(50)

(a)
Amounts in parentheses indicate expenses/losses and other amounts indicate income/benefit.
(b)
These accumulated other comprehensive loss components are included in the computation of net periodic pension cost.

The following table presents the changes in each component of accumulated other comprehensive income (loss), net of tax for the nine month periods ended September 30, 2023 and September 30, 2022.

	For the Nine-Month Period Ended			For the Nine-Month Period Ended
	September 30, 2023(a)			September 30, 2022(a)
	Unrealized Gains and (Losses) on Available-for- Sale Securities (a)	Defined Benefit Pension Items (a)	Total (a)	Unrealized Gains and (Losses) on Available-for- Sale Securities (a)	Defined Benefit Pension Items (a)	Total (a)
Beginning balance	$(52,771)	$(5,274)	$(58,045)	$14,675	$(5,855)	$8,820
Other comprehensive loss before reclassifications	(21,417)	—	(21,417)	(78,794)	—	(78,794)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—	(8)	164	156
Net current-period other comprehensive income (loss)	(21,417)	—	(21,417)	(78,802)	164	(78,638)
Ending balance	$(74,188)	$(5,274)	$(79,462)	$(64,127)	$(5,691)	$(69,818)

(a) Amounts in parentheses indicate debits on the Consolidated Balance Sheets

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following table presents the amounts reclassified out of each component of accumulated other comprehensive income (loss) for the nine month periods ended September 30, 2023 and September 30, 2022.

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss) (a)
Details about Accumulated Other Comprehensive Income (Loss) Components	For the Nine months ended September 30, 2023	For the Nine months ended September 30, 2022	Affected Line Item in the Statement Where Net Income is Presented
Unrealized gains (losses) on available-for-sale securities	$—	$10	Net gain on sale of securities
Tax effect	—	(2)	Income tax expense
	—	8
Amortization of defined benefit pension items
Actuarial gains/(losses) (b)	—	(208)	Other operating expenses
Tax effect	—	44	Income tax expense
	—	(164)
Total reclassifications for the period	$—	$(156)

(a) Amounts in parentheses indicate expenses/losses and other amounts indicate income/benefit.

(b) These accumulated other comprehensive loss components are included in the computation of net periodic pension cost.

(7) Goodwill and Intangible Assets

The carrying amount of goodwill has decreased $617 since December 31, 2022 as a result of adjustments to estimated fair values of the assets acquired and liabilities assumed since the date of acquisition. The balance of goodwill was $125,078 at September 30, 2023 and $125,695 at December 31, 2022.

Acquired intangible assets, other than goodwill, as of September 30, 2023 and December 31, 2022 were as follows:

	September 30, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Core deposit intangibles	$12,952	$6,078	$6,874	$12,953	$4,883	$8,070
Total amortized intangible assets	$12,952	$6,078	$6,874	$12,953	$4,883	$8,070

Aggregate core deposit intangible amortization expense was $398, and $456, for the three-months ended September 30, 2023 and 2022, respectively. Aggregate core deposit intangible amortization expense was $1,195 and $890 for the nine-months ended September 30, 2023 and September 30, 2022, respectively.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

Activity for mortgage servicing rights (MSRs) and the related valuation allowance for the three- and nine- months ended September 30, 2023 and September 30, 2022 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Loan Servicing Rights:
Balance at Beginning of Period	$3,056	$2,664	$2,689	$2,642
Additions	76	91	600	317
Additions from acquisition	—	419	—	419
Disposals	—	—	—	—
Amortized to expense	(86)	(95)	(243)	(299)
Other charges	—	—	—	—
Change in valuation allowance	—	—	—	—
Balance at End of Period	$3,046	$3,079	$3,046	$3,079

Valuation allowance:
Balance at Beginning of Period	$—	$—	$—	$—
Additions expensed	—	—	—	—
Reductions credited to operations	—	—	—	—
Direct write-offs	—	—	—	—
Balance at End of Period	$—	$—	$—	$—

Estimated amortization expense for each of the next five years and thereafter is as follows:

	MSRs	Core deposit intangibles	Total
2023	$43	$384	$427
2024	171	1,489	1,660
2025	170	1,312	1,482
2026	168	1,193	1,361
2027	163	1,071	1,234
Thereafter	2,331	1,425	3,756
	$3,046	$6,874	$9,920

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

(8) Short-Term and Other Borrowings

Short-term and other borrowings, which consist of federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings, are summarized as follows:

	At September 30, 2023		At December 31, 2022
	Federal Funds Purchased	Short-term Borrowings	Federal Funds Purchased	Short-term Borrowings
Outstanding balance	$—	$431,500	$—	$393,700
Interest rate on balance	—	5.45%	—	4.24%

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2023	2022	2022	2023	2023	2022	2022
	Federal Funds Purchased	Short-term Borrowings	Federal Funds Purchased	Short-term Borrowings	Federal Funds Purchased	Short-term Borrowings	Federal Funds Purchased	Short-term Borrowings
Maximum indebtedness	$—	$431,500	$—	$56,000	$—	$540,000	$—	$56,000
Average balance	—	233,547	—	6,713	—	282,214	—	2,380
Average rate paid	—	5.51%	—	2.84%	—	5.03%	—	2.75%

Average balance during the period represents daily averages. Average rate paid represents interest expense divided by the related average balances.

Short-term borrowings and federal funds purchased transactions can range from overnight to six months in maturity. The average maturity was one day at September 30, 2023.

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

The following table presents detail regarding the securities pledged as collateral under repurchase agreements as of September 30, 2023 and December 31, 2022. All of the repurchase agreements are overnight agreements. As of July 2023, the Company no longer offers repurchase agreements.

	September 30, 2023	December 31, 2022
Securities pledged for repurchase agreements:
U.S. Treasury securities	$—	$25,143
Obligations of U.S. government agencies	—	—
Total securities pledged	$—	$25,143
Gross amount of recognized liabilities for repurchase agreements	$—	$25,143
Amounts related to agreements not included in offsetting disclosures above	$—	$—

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

(9) Earnings per Common Share

The Company has granted restricted stock awards with non-forfeitable rights (with respect to dividends), which are considered participating securities. Accordingly, earnings per common share is computed using the two-class method as required by ASC 260-10-45. Basic earnings per common share are computed as net income available to common shareholders divided by the weighted average number of common shares outstanding during the period, which excludes the participating securities. Diluted earnings per common share include the dilutive effect, if any, of additional potential common shares issuable under the Company’s equity incentive plan, computed using the treasury stock method. The Company had no dilutive securities for the three-months ended September 30, 2023 and 2022.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Basic
Net income	$10,387	$11,112	$33,309	$27,279
Less allocation of earnings and dividends to participating securities	388	52	1,220	123
Net income available to common shareholders—basic	$9,999	$11,060	$32,089	$27,156
Weighted average common shares outstanding	15,735,007	15,394,898	15,747,648	14,974,862
Less average participating securities	588,715	71,604	576,902	67,323
Weighted average number of shares outstanding used in the calculation of basic earnings per common share	15,146,292	15,323,294	15,170,746	14,907,539
Earnings per common share:
Basic	$0.66	$0.72	$2.12	$1.82
Diluted	0.66	0.72	2.12	1.82

(10) Commitments, Contingencies and Off-Balance Sheet Risk

Some financial instruments, such as loan commitments, credit lines, letters of credit and overdraft protection, are issued to meet customers’ financing needs. These are agreements to provide credit or to support the credit of others, as long as the conditions established in the contract are met, and usually have expiration dates. Commitments may expire without being used. Off-balance-sheet risk of credit loss exists up to the face amount of these instruments, although material losses are not anticipated. The same credit policies are used to make such commitments as are used for loans, including obtaining collateral at exercise of commitment. The contractual amounts of financial instruments with off-balance-sheet risk were as follows at September 30, 2023 and December 31, 2022:

	Contract Amount
	September 30, 2023		December 31, 2022
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitment to extend credit:
Lines of credit and construction loans	$62,910	$692,184	$42,184	$599,185
Overdraft protection	10	45,606	10	45,182
Letters of credit	875	424	960	630
	$63,795	$738,214	$43,154	$644,997

Commitments to make loans are generally made for a period of one year or less. Fixed rate loan commitments included in the table above had interest rates ranging from 2.66% to 14.00% at September 30, 2023 and from 3.25% to 8.00% at December 31, 2022. Maturities extend up to 30 years.

Civista is required to maintain certain reserve balances on hand in accordance with the Federal Reserve Board requirements. No reserve balance was maintained, or required to be maintained, in accordance with such requirements at September 30, 2023 and December 31, 2022.

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

Net periodic pension cost was as follows:

	Three months ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Service cost	$—	$—	$—	$—
Interest cost	125	103	376	310
Expected return on plan assets	(132)	(144)	(397)	(432)
Other components	—	69	—	208
Net periodic pension cost	$(7)	$28	$(21)	$86

The Company does not expect to make any contribution to its pension plan in 2023. The Company made no contribution to its pension plan in 2022.

(12) Equity Incentive Plan

At the Company’s 2014 annual meeting, the shareholders adopted the Company’s 2014 Incentive Plan (“2014 Incentive Plan”). The 2014 Incentive Plan authorizes the Company to grant options, stock awards, stock units and other awards for up to 375,000 common shares of the Company. There were 60,049 common shares available for future grants under this plan at September 30, 2023.

No options were granted under the 2014 Incentive Plan during the nine- months ended September 30, 2023 and 2022.

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

The following is a summary of the Company’s outstanding restricted common shares and changes therein for the three- and nine-month periods ended September 30, 2023:

	Three months ended		Nine Months Ended
	September 30, 2023		September 30, 2023
	Number of Restricted Shares	Weighted Average Grant Date Fair Value	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Nonvested at beginning of period	88,422	$21.98	70,096	$21.88
Granted	—	—	47,536	21.85
Vested	—	—	(27,470)	21.52
Forfeited	—	—	(1,740)	21.74
Nonvested at end of period	88,422	$21.98	88,422	$21.98

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following is a summary of the status of the Company’s outstanding restricted common shares as of September 30, 2023:

At September 30, 2023
Date of Award	Shares	Remaining Expense	Remaining Vesting Period (Years)
March 14, 2019	1,924	$9	0.25
March 14, 2020	4,265	51	1.25
March 3, 2021	7,776	103	2.25
March 3, 2021	6,793	33	0.25
March 3, 2022	9,554	177	3.25
March 3, 2022	11,261	160	1.25
March 14, 2023	17,103	296	4.25
March 14, 2023	29,746	466	2.25
	88,422	$1,295	2.37

The Company recorded $191 and $153 of share-based compensation expense during the three months ended September 30, 2023 and 2022, respectively. At September 30, 2023, the total compensation cost related to unvested awards not yet recognized was $1,296, which was expected to be recognized over the weighted average remaining life of the grants of 2.37 years.

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

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

Assets and liabilities measured at fair value are summarized in the tables below.

	Fair Value Measurements at September 30, 2023 Using:
Assets:	(Level 1)	(Level 2)	(Level 3)
Assets measured at fair value on a recurring basis:
Securities available-for-sale
U.S. Treasury securities and obligations of U.S. Government agencies	$—	$71,295	$—
Obligations of states and political subdivisions	—	310,535	—
Mortgage-backed securities in government sponsored entities	—	211,657	—
Total securities available-for-sale	—	593,487	—
Equity securities	—	2,021	—
Swap asset	—	19,784	—
Liabilities measured at fair value on a recurring basis:
Swap liability	$—	$19,784	$—
Assets measured at fair value on a nonrecurring basis:
Mortgage servicing rights	$—	$—	$3,046

	Fair Value Measurements at December 31, 2022 Using:
Assets:	(Level 1)	(Level 2)	(Level 3)
Assets measured at fair value on a recurring basis:
Securities available-for-sale
U.S. Treasury securities and obligations of U.S. Government agencies	$—	$61,029	$—
Obligations of states and political subdivisions	—	317,248	—
Mortgage-backed securities in government sponsored entities	—	237,125	—
Total securities available-for-sale	—	615,402	—
Equity securities	—	2,190	—
Swap asset	—	16,579	—
Liabilities measured at fair value on a recurring basis:
Swap liability	—	16,579	—
Assets measured at fair value on a nonrecurring basis:
Mortgage servicing rights	$—	$—	$2,689

The following tables present quantitative information about the Level 3 significant unobservable inputs for assets and liabilities measured at fair value on a nonrecurring basis as of September 30, 2023 and December 31, 2022.

	Quantitative Information about Level 3 Fair Value Measurements
September 30, 2023	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
Mortgage Servicing Rights	$3,046	Discounted Cash Flow	Constant Prepayment Rate	4.3% - 10.4%	6%
			Discount Rate	12%	12%

	Quantitative Information about Level 3 Fair Value Measurements
December 31, 2022	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
Mortgage Servicing Rights	$2,689	Discounted Cash Flow	Constant Prepayment Rate	5% - 20%	7%
			Discount Rate	12%	12%

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The carrying amount and fair values of financial instruments not measured at fair value on a recurring or nonrecurring basis at September 30, 2023 were as follows:

September 30, 2023	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from financial institutions	$50,316	$50,316	$50,316	$—	$—
Other securities	34,224	34,224	34,224	—	—
Loans, held for sale	1,589	1,589	1,589	—	—
Loans, net of allowance	2,719,610	2,627,715	—	—	2,627,715
Bank owned life insurance	54,053	54,053	54,053	—	—
Accrued interest receivable	11,489	11,489	11,489	—	—
Financial Liabilities:
Nonmaturing deposits	2,139,757	2,139,782	2,139,782	—	—
Time deposits	655,986	653,827	—	—	653,827
Short-term FHLB advances	431,500	430,534	430,534	—	—
Long-term FHLB advances	2,573	2,543	—	—	2,543
Other borrowings	10,964	10,964	—	—	10,964
Securities sold under agreement to repurchase	—	—	—	—	—
Subordinated debentures	103,921	99,264	—	—	99,264
Accrued interest payable	—	—	—	—	—

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

The Company presents derivative positions net on the balance sheet for customers and financial institution counterparty positions subject to master netting arrangements. The following table reflects the derivatives recorded on the balance sheet:

	September 30, 2023		December 31, 2022
	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in other assets:
Interest rate swaps with loan customers in an asset position	$2,250	$11	$6,980	$269
Counterparty positions with financial institutions in an asset position	207,225	19,773	212,570	16,310
Total included in other assets		$19,784		$16,579
Included in accrued expenses and other liabilities:
Interest rate swaps with loan customers in a liability position	$204,975	$19,784	$205,590	$16,579
Counterparty positions with financial institutions in a liability position	—	—	—	—
Total included in accrued expenses and other liabilities		$19,784		$16,579
Gross notional positions with customers	$207,225		$212,570
Gross notional positions with financial institution counterparties	$207,225		$212,570

The presentation for derivatives for the current and prior periods was revised to present derivative positions net for customer positions. Fair value of swap assets and liabilities for the prior period was not impacted.

The effect of swap fair value changes on the Consolidated Statement of Operations are as follows:

	Location of	Amount of Gain or (Loss)
Derivatives	Gain or (Loss)	Recognized in
Not Designated	Recognized in	Income on Derivatives
as Hedging Instruments	Income on Derivative	September 30, 2023	September 30, 2022
Interest rate swaps related to customer loans	Other income	$—	$—
Total		$—	$—

The Company monitors and controls all derivative products with a comprehensive Board of Director approved commercial loan swap policy. All interest rate swap transactions must be approved in advance by the Lenders Loan Committee or the Directors Loan Committee of the Board of Directors. The Company classifies changes in fair value of derivatives in other noninterest income in the Consolidated Statements of Operation.

At September 30, 2023 and December 31, 2022, the Company did not have any cash or securities pledged for collateral on its interest rate swaps with third party financial institutions. Cash pledged for collateral on interest rate swaps is classified as restricted cash on the Consolidated Balance Sheet.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

(15) Qualified Affordable Housing Project Investments

The Company invests in certain qualified affordable housing projects. At September 30, 2023 and December 31, 2022, the balance of the Company's investments in qualified affordable housing projects was $13,401 and $14,149, respectively. These balances are reflected in the Other assets line on the Consolidated Balance Sheet. The unfunded commitments related to the investments in qualified affordable housing projects totaled $3,913 and $5,634 at September 30, 2023 and December 31, 2022, respectively. These balances are reflected in the Accrued expenses and other liabilities line on the Consolidated Balance Sheet.

During the three months ended September 30, 2023 and 2022, the Company recognized amortization expense with respect to its investments in qualified affordable housing projects of $252 and $239, respectively, offset by tax credits and other benefits from its investments in affordable housing tax credits of $426 and $396, respectively. During the three- and nine-months ended September 30, 2023 and 2022, the Company did not incur any impairment losses related to its investments in qualified affordable housing projects.

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

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three- and nine-months ended September 30, 2023 and 2022.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Noninterest Income
In-scope of Topic 606:
Service charges	$1,853	$1,885	$5,457	$5,004
ATM/Interchange fees	1,424	1,394	4,227	3,990
Wealth management fees	1,197	1,208	3,570	3,713
Tax refund processing fees	—	—	2,375	2,375
Other	646	274	3,500	574
Noninterest Income (in-scope of Topic 606)	5,120	4,761	19,129	15,656
Noninterest Income (out-of-scope of Topic 606)	3,005	973	9,213	3,356
Total Noninterest Income	$8,125	$5,734	$28,342	$19,012

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion focuses on the consolidated financial condition of the Company at September 30, 2023 compared to December 31, 2022, and the consolidated results of operations for the three- and nine-month periods ended September 30, 2023, compared to the same periods in 2022. This discussion should be read in conjunction with the Consolidated Financial Statements and footnotes included in this Form 10-Q.

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

Financial Condition

Total assets of the Company at September 30, 2023 were $3,732,916 compared to $3,537,830 at December 31, 2022, an increase of $195,086, or 5.5%. The increase in total assets was due to increases in net loans of $201,455, accompanied by other increases in cash, swap assets and deferred taxes of $6,955, $3,205, and $9,103, respectively. Total liabilities at September 30, 2023 were $3,400,171 compared to $3,202,995 at December 31, 2022, an increase of $197,176, or 6.2%. The increase in total liabilities was primarily attributable to an increase in total deposit accounts of $175,759 accompanied by an increase short term FHLB borrowings of $37,800, swap liabilities of $3,205 and accrued interest, taxes and other liabilities of $10,358, partially offset by decreases in long term FHLB borrowings, securities sold under agreements to repurchase, and other borrowings of $1,005, $25,143 and $4,552 respectively.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Loans outstanding as of September 30, 2023 and December 31, 2022 were as follows:

	September 30, 2023	December 31, 2022	$ Change	% Change
Commercial & Agriculture	$301,877	$278,595	$23,282	8.4%
Commercial Real Estate—Owner Occupied	375,851	371,147	4,704	1.3%
Commercial Real Estate—Non-Owner Occupied	1,102,932	1,018,736	84,196	8.3%
Residential Real Estate	614,304	552,781	61,523	11.1%
Real Estate Construction	269,291	243,127	26,164	10.8%
Farm Real Estate	24,109	24,708	(599)	-2.4%
Lease Financing Receivables	48,259	36,797	11,462	31.1%
Consumer and Other	18,267	20,775	(2,508)	-12.1%
Total loans	2,754,890	2,546,666	208,224	8.2%
Allowance for credit losses	(35,280)	(28,511)	(6,769)	23.7%
Net loans	$2,719,610	$2,518,155	$201,455	8.0%

Included in Commercial & Agriculture loans above were $370 of PPP loans as of September 30, 2023 and $566 of PPP loans as of December 31, 2022.

Loans held for sale increased $906, or 132.7%, since December 31, 2022. The increase was due to increases in average loan balance held for sale. At September 30, 2023, 6 loans totaling $1,589 were held for sale as compared to 7 loans totaling $683 at December 31, 2022.

Net loans have increased $201,455, or 8.0%, since December 31, 2022. The increase at September 30, 2023 can be attributed to all categories, primarily Commercial Real Estate and Residential Real Estate.Farm Real Estate and Consumer and Other showed small decreases. At September 30, 2023, the net loan to deposit ratio was 97.3% compared to 96.1% at December 31, 2022. The increase in the net loan to deposit ratio is primarily the result of an increase in loans.

Upon adoption of CECL on January 1, 2023 we recorded an increase in the allowance for credit losses of $5,193. During the first six months of 2023 we recorded a provision for credit losses of $2,111, an increase of $1,111, from $1,000 during the same period of 2022. The increase in the reserves was principally related to loan growth during the first nine months of the year. As time progresses the results of economic conditions will require CECL model assumption inputs to change and further refinements to the estimation process may also be identified.

Net chargeoffs for the first nine months of 2023 totaled $535, compared to net recoveries of $133 in the first nine months of 2022. For the first nine months of 2023, the Company charged off a total of 52 loans. Fourteen Commercial and Agriculture loans totaling $754, three Residential Real Estate loans totaling $12 and thirty five Consumer and Other loans totaling $89 were charged off in the first nine months of the year. In addition, during the first nine months of 2023, the Company had recoveries on previously charged-off Commercial and Agriculture loans of $129, Commercial Real Estate – Non-Owner Occupied loans of $24, Residential Real Estate loans of $119, Real Estate Construction loans of $13 and Consumer and Other loans of $35. For each loan category, as well as in total, the percentage of net charge-offs to loans was less than one percent. Each of these factors was considered by management as part of the examination of both the level and mix of the allowance by loan type as well as the overall level of the allowance.

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

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Management analyzes each individually evaluated Commercial & Agriculture and Commercial Real Estate loan relationship with a balance of $350 or larger, on an individual basis and designates a loan as individually evaluated when it is in nonaccrual status or when an analysis of the borrower’s operating results and financial condition indicates that underlying cash flows are not adequate to meet its debt service requirements. Loans held for sale are excluded from consideration as impaired. Loans are generally moved to nonaccrual status when 90 days or more past due. Loans, or portions thereof, are charged-off when deemed uncollectible. The allowance for credit losses as a percent of total loans was 1.28% at September 30, 2023 and 1.12% at December 31, 2022.

The available-for-sale security portfolio decreased by $21,915, from $615,402 at December 31, 2022 to $593,487 at September 30, 2023. Management continually evaluates our securities portfolio in response to established asset/liability management objectives, changing market conditions that could affect profitability and the level of interest rate risk to which the Company is exposed. These evaluations may cause the Company to change the level of funds it deploys into investment securities and change the composition of its investment securities portfolio. As of September 30, 2023, the Company was in compliance with all pledging requirements.

Premises and equipment, net, decreased $5,029 from December 31, 2022 to September 30, 2023. The decrease is primarily the result of equipment depreciation associated with CLF of $4,757.

Goodwill decreased by $617, from $125,695 at December 31, 2022 to $125,078 at September 30, 2023. The decrease is due to adjustments to estimated fair values of the assets acquired and liabilities assumed since the date of acquisition.

Bank owned life insurance (BOLI) increased $510 from December 31, 2022 to September 30, 2023. The increase is the result of increases in the cash surrender value of the underlying insurance policies.

Swap assets increased $3,205 from December 31, 2022 to September 30, 2023. The increase is primarily the result of an increase in market value.

Total deposits as of September 30, 2023 and December 31, 2022 were as follows:

	September 30, 2023	December 31, 2022	$ Change	% Change
Noninterest-bearing demand	$802,614	$896,333	$(93,719)	-10.5%
Interest-bearing demand	464,338	527,879	(63,541)	-12.0%
Savings and money market	872,805	876,427	(3,622)	-0.4%
Time deposits	655,986	319,345	336,641	105.4%
Total Deposits	$2,795,743	$2,619,984	$175,759	6.7%

The Company had approximately $494,799 and $563,092 of uninsured deposits as of September 30, 2023 and December 31, 2022, respectively. Uninsured deposit amounts are estimated based on the portions of customer account balances that exceed the FDIC insurance limit of $250,000.

Total deposits at September 30, 2023 increased $175,759 from year-end 2022. Noninterest-bearing deposits decreased $93,719 from year-end 2022, while interest-bearing deposits, including savings and time deposits, increased $269,478 from December 31, 2022. This increase was partially offset by a $71,547 decrease in noninterest-bearing business accounts and a $32,283 decrease in noninterest-bearing personal accounts. The $63,541 decrease in interest-bearing demand accounts was spread across personal, business, and public fund accounts. The decrease in money market and savings accounts was primarily due to a $62,521 decrease in statement savings, partially offset by a $22,593 increase in money market accounts. The increase in time certificates was primarily due to a $202,500 increase in brokered time deposits. Jumbo time certificates also increased $61,382 while retail time certificates increased $28,763. The year-to-date average balance of total deposits increased $198,861, compared to the average balance for the same period in 2022, mainly due to a $247,228 increase in the average balance of time deposits.

Short-term FHLB advances increased $37,800 from December 31, 2022 to September 30, 2023. The increase is due to funding needs to support loan growth.

Securities sold under agreements to repurchase, which tend to fluctuate based on the liquidity needs of customers and short-term nature of the instrument, decreased $25,143 from December 31, 2022 to September 30, 2023.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Securities purchased payable increased $417 from December 31, 2022 to September 30, 2023. The increase is the result of an increase in accounts payable related to securities purchased but not yet funded.

Swap liabilities increased $3,205 from December 31, 2022 to September 30, 2023. The increase of $147 is the result of an increase in fair value of swap liabilities.

Accrued expenses and other liabilities increased $10,358 from December 31, 2022 to September 30, 2023. The increase is primarily the result of an increase in allowance for credit losses on unfunded commitments of $3,851 as a result of the Company's adoption of ASU 2013-16.

Shareholders’ equity at September 30, 2023 was $332,745, or 8.9% of total assets, compared to $334,835, or 9.5% of total assets, at December 31, 2022. The decrease was the result of a decrease in the fair value of securities available-for-sale, net of tax, of $21,417. Net income of $33,309, partially offset by dividends on common shares of $7,088, the purchase of treasury shares of $1,497 and the one-time cumulative effect of adopting ASU 2016-13 of $8,774.

Total outstanding common shares at September 30, 2023 were 15,695,997, which increased from 15,728,234 common shares outstanding at December 31, 2022. Common shares outstanding increased due to the grant of 47,536 restricted common shares to certain officers under the Company’s 2014 Incentive Plan, offset by 5,620 common shares surrendered by officers to the Company to pay taxes upon vesting of restricted shares and 1,740 restricted common shares forfeited.

Results of Operations

Three Months Ended September 30, 2023 and 2022

The Company had net income of $10,387 for the three months ended September 30, 2023, an decrease of $725 from net income of $11,112 for the same three months of 2022. Basic earnings per common share were $0.66 for the quarter ended September 30, 2023, compared to $0.72 for the same period in 2022. Diluted earnings per common share were $0.66 for the quarter ended September 30, 2023, compared to $0.72 for the same period in 2022. The primary reasons for the changes in net income are explained below.

Net interest income for the three months ended September 30, 2023 was $31,504, an increase of $1,065 from $30,439 for the same three months of 2022. This increase is the result of an increase of $13,253 in total interest income, offset by an increase of $12,188 in interest expense. Interest-earning assets averaged $3,380,169 during the three months ended September 30, 2023, an increase of $377,913 from $3,002,256 for the same period of 2022. The Company’s average interest-bearing liabilities increased from $1,893,092 during the three months ended September 30, 2022 to $2,315,118 during the three months ended September 30, 2023. The Company’s fully tax equivalent net interest margin for the three months ended September 30, 2023 and 2022 was 3.69% and 4.03%, respectively.

Total interest and dividend income was $45,786 for the three months ended September 30, 2023, an increase of $13,253 from $32,533 of total interest and dividend income for the same period in 2022. The increase in interest and dividend income is attributable to a $12,556 increase in interest and fees on loans, a $63 increase in interest income on taxable securities and a $338 increase in tax-exempt securities. The $12,556 increase in interest and fees on loans is attributable to average balances as well as loan yield. The average balance of loans increased by $390,091, or 17.0%, to $2,679,679 for the three months ended September 30, 2023 as compared to $2,289,588 for the same period in 2022. The loan yield increased to 5.88% for the three months ended September 30, 2023, from 4.71% for the same period in 2022.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Interest on taxable securities increased to $2.999 for the three months ended September 30, 2023, compared to $2,936 for the same period in 2022. The average balance of taxable securities was $359,154 for the three months ended September 30, 2023, as compared to $354,597 for the same period in 2022. The yield on taxable securities decreased 11 basis points to 2.95% for 2023, compared to 3.06% for 2022. Interest on tax-exempt securities increased $338 to $2,336 for the three months ended September 30, 2023, compared to $1,998 for the same period in 2022. The average balance of tax-exempt securities increased $17,721 to $286,048 for the three months ended September 30, 2023, as compared to $268,327 for the same period in 2022. The yield on tax-exempt securities increased 30 basis points to 3.77% for 2023, compared to 3.47% for 2022 .

Interest expense increased $12,188, or 582.0%, to $14,282 for the three months ended September 30, 2023, compared with $2,094 for the same period in 2022. The change in interest expense can be attributed primarily to increases in rates on interest-bearing liabililities accompanies by an increase in the average balance of interest-bearing liabilities. For the three months ended September 30, 2023, the average balance of interest-bearing liabilities increased $422,026 to $2,315,118 as compared to $1,893,092 for the same period in 2022. Interest incurred on deposits increased by $8,648 to $9,584 for the three months ended September 30, 2023, compared to $936 for the same period in 2022. The average balance of interest-bearing deposits increased by $227,999, as compared to the same period in 2022. Additionally, the rate paid on demand and savings and time deposit accounts increased from 0.21% in 2022 to 1.93% in 2023. The average balance on long-term FHLB balances decreased $22,692 as a result of a prepayment, while the rate paid increased 17 basis points. In addition, the average balance of short-term FHLB balances increased $226,834, compared to the same period in 2022. The rate paid on subordinated debentures increased 100 basis points for the three-month period ended September 30, 2023, as compared to the same period in 2022.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

The following table presents the condensed average balance sheets for the three months ended September 30, 2023 and 2022. The daily average loan amounts outstanding are net of unearned income and include loans held for sale and nonaccrual loans. The average balance of securities is computed using the carrying value of securities. Rates are annualized and taxable equivalent yields are computed using a 21% tax rate for tax-exempt interest income. The average yield has been computed using the historical amortized cost average balance for available-for-sale securities.

	Three Months Ended September 30,
	2023			2022
Assets:	Average balance	Interest	Yield/ rate*	Average balance	Interest	Yield/ rate*
Interest-earning assets:
Loans, including fees**	$2,679,679	$39,732	5.86%	$2,289,588	$27,176	4.71%
Taxable securities	359,154	2,999	2.95%	354,597	2,936	3.06%
Tax-exempt securities	286,048	2,336	3.77%	268,327	1,998	3.47%
Interest-bearing deposits in other banks	55,288	719	5.16%	89,744	423	1.87%
Total interest-earning assets	$3,380,169	$45,786	5.34%	$3,002,256	$32,533	4.30%
Noninterest-earning assets:
Cash and due from financial institutions	22,542			58,581
Premises and equipment, net	50,999			28,633
Accrued interest receivable	11,673			8,907
Intangible assets	128,215			84,265
Other assets	53,879			48,013
Bank owned life insurance	64,008			53,131
Less allowance for loan losses	(34,283)			(27,546)
Total Assets	$3,677,202			$3,256,240
Liabilities and Shareholders Equity:
Interest-bearing liabilities:
Demand and savings	$1,333,903	$2,189	0.65%	$1,457,112	$379	0.10%
Time	632,111	7,395	4.64%	280,903	557	0.79%
Short-term FHLB advances	233,547	3,246	5.51%	6,713	48	2.08%
Long-term FHLB advances	2,644	15	2.25%	25,336	133	2.84%
Other borrowings	7,928	198	9.91%	—	—	0.00%
Federal funds purchased	98	—	0.00%	—	—	0.00%
Subordinated debentures	103,894	1,239	4.73%	103,751	975	3.73%
Repurchase Agreements	993	—	0.00%	19,277	2	0.04%
Total interest-bearing liabilities	$2,315,118	$14,282	2.45%	$1,893,092	$2,094	0.44%
Noninterest-bearing deposits	980,835			980,999
Other liabilities	33,040			77,015
Shareholders’ Equity	348,209			305,134
Total Liabilities and Shareholders’ Equity	$3,677,202			$3,256,240
Net interest income and interest rate spread		$31,504	2.89%		$30,439	3.86%
Net interest margin			3.69%			4.03%

*—Average yields are presented on a tax equivalent basis. The tax equivalent effect associated with loans and investments, included in the yields above, was $621 and $532 for the periods ended September 30, 2023 and 2022, respectively.

**—Average balance includes nonaccrual loans.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Net interest income may also be analyzed by comparing the volume and rate components of interest income and interest expense. The following table provides an analysis of the changes in interest income and expense between the three months ended September 30, 2023 and 2022.

	Increase (decrease) due to:
	Volume (1)	Rate (1)	Net
	(Dollars in thousands)
Interest income:
Loans, including fees	$5,099	$7,457	$12,556
Taxable securities	166	(103)	63
Tax-exempt securities	163	175	338
Interest-bearing deposits in other banks	(214)	510	296
Total interest income	$5,214	$8,039	$13,253
Interest expense:
Demand and savings	$(35)	$1,845	$1,810
Time	1,390	5,448	6,838
Short-term FHLB advances	3,111	87	3,198
Long-term FHLB advances	(128)	10	(118)
Other borrowings	(2)	—	(2)
Federal funds purchased	—	—	—
Subordinated debentures	1	263	264
Repurchase agreements	198	—	198
Total interest expense	$4,535	$7,653	$12,188
Net interest income	$679	$386	$1,065

(1)
The change in interest income and interest expense due to changes in both volume and rate, which cannot be segregated, has been allocated proportionately to the change due to volume and the change due to rate.

The Company provides for loan losses through regular provisions to the allowance for credit losses. Upon adoption of CECL on January 1, 2023, we recorded an increase in the allowance for credit losses of $5,193. During the third quarter of 2023 we recorded a provision for credit losses of $630, an increase of $330, from $300 during the three months ended September 30, 2022. The increase in the reserves was principally related to loan growth during the quarter. As time progresses the results of economic conditions will require CECL model assumption inputs to change and further refinements to the estimation process may also be identified.

Noninterest income for the three-month periods ended September 30, 2023 and 2022 are as follows:

	Three months ended September 30,
	2023	2022	$ Change	% Change
Service charges	$1,853	$1,885	$(32)	-1.7%
Net gain on sale of securities	—	4	(4)	-100.0%
Net gain (loss) on equity securities	69	(133)	202	-151.9%
Net gain on sale of loans and leases	787	637	150	23.5%
ATM/Interchange fees	1,424	1,394	30	2.2%
Wealth management fees	1,197	1,208	(11)	-0.9%
Lease revenue and residual income	1,913	—	1,913	0.0%
Bank owned life insurance	266	255	11	4.3%
Tax refund processing fees	—	—	—	0.0%
Swap fees	21	—	21	0.0%
Other	595	484	111	22.9%
Total noninterest income	$8,125	$5,734	$2,391	41.7%

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Noninterest income for the three months ended September 30, 2023 was $8,125, an increase of $2,391, or 41.7%, from $5,734 for the same period of 2022. The increase was primarily due to the addition of Lease revenue and residual income of $1,913 for the three months ended September 30, 2023, as a result of the acquisition of Vision Financial Group, Inc. (VFG) in October 2022. As of August 31, 2023, VFG was merged into Civista and now operates as a division of Civista and has been rebranded as Civista Leasing and Finance (CLF). Net gain/loss on equity securities increased $202 thousand as the result of a market valuation adjustment. The net gain on sale of loans and leases increased by $150 thousand compared to the same period last year. CLF generated a $466 thousand gain on the sale of $10.9 million in commercial loans and leases. The sale of mortgage loans generated a $321 thousand gain on the sale of $16.2 million, a decrease in the gain of $316 thousand and a $17.7 million decrease in volume in 2023, compared to 2022.

Noninterest expense for the three-month periods ended September 30, 2023 and 2022 are as follows:

	Three months ended September 30,
	2023	2022	$ Change	% Change
Compensation expense	$14,054	$12,484	$1,570	12.6%
Net occupancy expense	1,368	1,252	116	9.3%
Equipment expense	2,687	637	2,050	321.8%
Contracted data processing	651	846	(195)	-23.0%
FDIC assessment	438	170	268	157.6%
State franchise tax	590	629	(39)	-6.2%
Professional services	1,010	1,335	(325)	-24.3%
Amortization of intangible assets	398	456	(58)	-12.7%
ATM/Interchange expense	619	604	15	2.5%
Marketing	497	372	125	33.6%
Software maintenance expense	1,052	942	110	11.7%
Other	3,388	2,828	560	19.8%
Total noninterest expense	$26,752	$22,555	$4,197	18.6%

Noninterest expense for the three months ended September 30, 2023 was $26,752, an increase of $4,197, or 18.6%, from $22,555 reported for the same period of 2022. Compensation expense increased primarily due to the acquisition of VFG resulting in an additional $1,300. The quarter-to-date average full time equivalent (FTE) employees were 528 at September 30, 2023, an increase of 85 FTEs over the same period in 2022. The increase in occupancy and equipment expense is primarily due to a $2,000 increase in equipment depreciation and expense related to the acquisition of VFG. The decrease in professional services of $325 is attributable to higher consulting expense in 2022 related to the acquisition of Comunibanc Corp. ("Comunibanc") on July 1, 2022. The increase in other operating expense is primarily due to a $130 thousand provision for credit losses on unfunded commitments as well as an increase in bad check loss of $255 thousand compared to the same period in 2022. Additional increases related to the acquisition of VFG are also attributable to the increase in 2023.

Income tax expense for the three months ended September 30, 2023 totaled $1,860, down $346 compared to the same period in 2022. The effective tax rates for the three-month periods ended September 30, 2023 and 2022 were 15.2% and 16.6%, respectively. The difference between the statutory federal income tax rate and the Company’s effective tax rate is the permanent tax differences, primarily consisting of tax-exempt interest income from municipal investments and loans, low income housing tax credits, tax-deductible captive insurance premiums and bank owned life insurance income.

Nine Months Ended September 30, 2023 and 2022

The Company had net income of $33,309 for the nine months ended September 30, 2023, an increase of $6,030 from net income of $27,279 for the same nine months of 2022. Basic earnings per common share were $2.12 for the period ended September 30, 2023, compared to $1.82 for the same period in 2022. Diluted earnings per common share were $2.12 for the period ended September 30, 2023, compared to $1.82 for the same period in 2022. The primary reasons for the changes in net income are explained below.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Net interest income for the nine months ended September 30, 2023 was $95,444, an increase of $17,805, from $77,639 in the same nine months of 2022. This increase is the result of an increase of $47,397 in total interest income, partially offset by an increase of $29,592 in total interest expense. Interest-earning assets averaged $3,284,210 during the nine months ended September 30, 2023, an increase of $389,120 from $2,895,090 for the same period of 2022. The Company’s average interest-bearing liabilities increased from $1,850,724 for the first nine months of 2022 to $2,270,844 for the same period in 2023. The Company’s fully tax equivalent net interest margin for the nine months ended September 30, 2023 and 2022 was 3.88% and 3.62%, respectively.

Total interest and dividend income increased $47,397 to $130,660 for the period ended September 30, 2023 This change was the result of an increase in the average balance of loans, accompanied by a higher yield on the portfolio. The average balance of loans increased by $496,613, or 23.5%, to $2,607,632 for the period ended September 30, 2023, as compared to $2,111,019 for the period ended September 30, 2022. The loan yield increased to 5.85% for 2023, from 4.44% in 2022.

Interest on taxable securities increased $2,386 to $8,817 for the period ended September 30, 2023, compared to $6,431 for the same period in 2022. The average balance of taxable securities increased $45,864 to $367,946 for the period ended September 30, 2023, as compared to $322,262 for the period ended September 30, 2022. The yield on taxable securities increased 36 basis points to 2.89% for 2023, compared to 2.53% for 2022. Interest on tax-exempt securities increased $1,248 to $6,917 for the period ended September 30, 2023, compared to $5,669 for the same period in 2022. The average balance of tax-exempt securities increased $22,460 to $285,250 for the period ended September 30, 2023, as compared to $262,790 for the period ended September 30, 2022. The yield on tax-exempt securities increased 24 basis points to 3.79% for 2023, compared to 3.55%for 2022.

Interest on interest-bearing deposits in other banks decreased $280 to $818 for the period ended September 30, 2023, compared to $1,098 for the same period in 2022. The average balance of interest-bearing deposits in other banks decreased $175,637 to $23,382 for the period ended September 30, 2023, as compared to $199,019 for the period ended September 30, 2022. The yield on interest-bearing deposits in other banks increased 393 basis points to 4.67% for 2023, compared to 0.74% for 2022.

Interest expense increased $29,592, or 526%, to $35,216 for the period ended September 30, 2023, compared with $5,624 for the same period in 2022. The change in interest expense can be attributed to an increase in rate and an increase in the average balance of interest-bearing liabilities. For the period ended September 30, 2023, the average balance of interest-bearing liabilities increased $420,120 to $2,270,844, compared to $1,850,724 for the period ended September 30, 2022. Interest incurred on deposits increased by $17,999 to $20,350 for the period ended September 30, 2023, compared to $2,351 for the same period in 2022. The average balance of interest-bearing deposits increased by $193,705 during the period and the rate paid on demand and savings accounts increased from 0.19% in 2022 to 1.46%in 2023. The rate paid on time deposits increased from 0.80% in 2022 to 4.17% in 2023. The average balance on long-term FHLB balances decreased $55,201 as a result of prepayment, while the rate paid increased 105 basis points. In addition, the average balance of short-term FHLB balances increased to $282,214, compared to the same period in 2022. The rate paid on subordinated debentures increased 119 basis points for the period ended September 30, 2023, as compared to the same period in 2022.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

The following table presents the condensed average balance sheets for the nine months ended September 30, 2023 and 2022. The daily average loan amounts outstanding are net of unearned income and include loans held for sale and nonaccrual loans. The average balance of securities is computed using the carrying value of securities. Rates are annualized and taxable equivalent yields are computed using a 21% tax rate for tax-exempt interest income. The average yield has been computed using the historical amortized cost average balance for available-for-sale securities.

	Nine Months Ended September 30,
	2023			2022
Assets:	Average balance	Interest	Yield/ rate*	Average balance	Interest	Yield/ rate*
Interest-earning assets:
Loans, including fees**	$2,607,632	$114,108	5.85%	$2,111,019	$70,065	4.44%
Taxable securities	367,946	8,817	2.89%	322,262	6,431	2.53%
Tax-exempt securities	285,250	6,917	3.79%	262,790	5,669	3.55%
Interest-bearing deposits in other banks	23,382	818	4.67%	199,019	1,098	0.74%
Total interest-earning assets	$3,284,210	$130,660	5.29%	$2,895,090	$83,263	3.88%
Noninterest-earning assets:
Cash and due from financial institutions	33,918			108,220
Premises and equipment, net	58,338			24,429
Accrued interest receivable	11,176			8,025
Intangible assets	133,154			84,268
Other assets	61,669			44,077
Bank owned life insurance	53,796			48,965
Less allowance for loan losses	(33,138)			(27,168)
Total Assets	$3,603,123			$3,185,906
Liabilities and Shareholders Equity:
Interest-bearing liabilities:
Demand and savings	$1,360,692	$4,818	0.47%	$1,414,215	$860	0.08%
Time	497,458	15,532	4.17%	250,230	1,491	0.80%
Short-term FHLB advance	282,214	10,617	5.03%	2,380	49	—
Long-term FHLB advance	3,062	51	2.23%	58,263	515	2.75%
Other borrowings	11,810	582	6.59%	—	—	—
Federal funds purchased	143	5	4.67%	—	—	—
Subordinated debentures	103,854	3,607	4.64%	103,726	2,701	3.48%
Repurchase Agreements	11,611	4	5.00%	21,910	8	5.00%
Total interest-bearing liabilities	$2,270,844	$35,216	2.07%	$1,850,724	$5,624	0.41%
Noninterest-bearing deposits	941,842			936,686
Other liabilities	44,739			76,748
Shareholders’ Equity	345,698			321,748
Total Liabilities and Shareholders’ Equity	$3,603,123			$3,185,906
Net interest income and interest rate spread		$95,444	3.22%		$77,639	3.47%
Net interest margin			3.88%			3.62%

*—Average yields are presented on a tax equivalent basis. The tax equivalent effect associated with loans and investments, included in the yields above, was $1,839 and $1,509 for the periods ended September 30, 2023 and 2022, respectively.

**—Average balance includes nonaccrual loans.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Net interest income may also be analyzed by comparing the volume and rate components of interest income and interest expense. The following table provides an analysis of the changes in interest income and expense between the nine months ended September 30, 2023 and 2022. The table is presented on a fully tax-equivalent basis.

	Increase (decrease) due to:
	Volume (1)	Rate (1)	Net
	(Dollars in thousands)
Interest income:
Loans, including fees	$18,713	$25,330	$44,043
Taxable securities	1,412	974	2,386
Tax-exempt securities	854	394	1,248
Interest-bearing deposits in other banks	(1,703)	1,422	(281)
Total interest income	$19,276	$28,120	$47,396
Interest expense:
Demand and savings	$(34)	$3,992	$3,958
Time	2,653	11,388	14,041
Short-term FHLB advance	10,494	74	10,568
Long-term FHLB advance	(711)	247	(464)
Other borrowings	587	—	587
Federal funds purchased	—	—	—
Subordinated debentures	3	903	906
Repurchase agreements	(4)	—	(4)
Total interest expense	$12,988	$16,604	$29,592
Net interest income	$6,288	$11,516	$17,804

(1) The change in interest income and interest expense due to changes in both volume and rate, which cannot be segregated, has been allocated proportionately to the change due to volume and the change due to rate.

The Company provides for loan losses through regular provisions to the allowance for loan losses. Upon adoption of CECL on January 1, 2023, we recorded an increase in the allowance for credit losses of $5,193. During the nine months ended September 30, 2023 we recorded a provision for credit losses of $2,111, an increase of $1,111, from $1,000 during the nine months ended September 30, 2022. The increase in the reserves was principally related to loan growth during the year. As time progresses the results of economic conditions will require CECL model assumption inputs to change and further refinements to the estimation process may also be identified.

The components of noninterest income for the nine-month periods ended September 30, 2023 and 2022 were as follows:

	Nine months ended September 30,
	2023	2022	$ Change	% Change
Service charges	$5,457	$5,004	$453	9.1%
Net gain on sale of securities	—	10	(10)	-100.0%
Net gain (loss) on equity securities	(169)	(44)	(125)	284.1%
Net gain on sale of loans and leases	2,033	2,146	(113)	-5.3%
ATM/Interchange fees	4,227	3,990	237	5.9%
Wealth management fees	3,570	3,713	(143)	-3.9%
Lease revenue and residual income	6,160	0	6,160	0.0%
Bank owned life insurance	830	732	98	13.4%
Tax refund processing fees	2,375	2,375	—	0.0%
Swap fees	198	—	198	0.0%
Other	3,661	1,086	2,575	237.1%
Total noninterest income	$28,342	$19,012	$9,330	49.1%

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Noninterest income for the nine months ended September 30, 2023 was $28,342, an increase of $9,330, or 49.1%, from $19,012 for the same period of 2022. The increase was primarily due to increases in lease revenue and residual income of $6,160 due to the acquisition of VFG during the fourth quarter of 2022. The increase in service charge income is split between $115 in personal service charges and $149 in business service charges. Overdraft fees also increased by $188. The net gain/loss on equity securities decrease was the result of a market valuation adjustment. The net gain on sale of loans and leases decreased by $113 thousand compared to the same period last year. CLF generated a $1.1 million gain on the sale of $32.9 million in commercial loans and leases. The sale of mortgage loans generated a $911 thousand gain on the sale of $42.2 million, a decrease in the gain of $1.2 million and a $65.4 million decrease in volume in 2023, compared to 2022.

Other income increased as result of a $1.5 million fee collected associated with the renewal of the company's contract with MasterCard. Other income also increased as result of $707 thousand in interim rent at CLF, and $198 thousand increase in swap fee income.

Tax refund processing fees were $2,375 for each of the nine months ended September 30, 2023 and 2022. These fees are received for processing state and federal income tax refund payments for customers of third party income tax preparation vendors. This fee income is seasonal in nature, the majority of which is earned in the first quarter of the year.

The components of noninterest expense for the nine-month periods ended September 30, 2023 and 2022 are as follows:

	Nine months ended September 30,
	2023	2022	$ Change	% Change
Compensation expense	$44,137	$36,654	$7,483	20.4%
Net occupancy expense	4,096	3,428	668	19.5%
Equipment expense	8,214	1,694	6,520	384.9%
Contracted data processing	1,730	1,899	(169)	-8.9%
FDIC assessment	1,215	568	647	113.9%
State franchise tax	1,770	1,848	(78)	-4.2%
Professional services	3,804	3,593	211	5.9%
Amortization of intangible assets	1,195	890	305	34.3%
ATM/Interchange expense	1,814	1,659	155	9.3%
Marketing	1,542	1,069	473	44.2%
Software maintenance expense	2,989	2,440	549	22.5%
Other operating expenses	9,792	7,450	2,342	31.4%
Total noninterest expense	$82,298	$63,192	$19,106	30.2%

Noninterest expense for the nine months ended September 30, 2023 was $82,298, an increase of $19,106, or 30.2%, from $63,192 reported for the same period of 2022. The primary reasons for the increase were increases in compensation expense, equipment expense, FDIC assessment, professional fees, amortization expense, software maintenance expense and other operating expense. Compensation expense increased primarily due to $4.6 million of salaries related to the acquisition of VFG. Other increases related to salaries were a result of annual merit increases and add-to-staff positions as well as increases in employee insurance. The year-to-date average full time equivalent (FTE) employees were 531 at September 30, 2023, an increase of 67 FTEs over the same period in 2022. The increase in occupancy and equipment expense is primarily due to a $6.1 million increase in equipment depreciation related to the acquisition of VFG. The $305 increase in amortization of intangible assets is related to the core deposit intangible associated with the acquisition of Comunibanc. Marketing expense increased due to an increase in marketing efforts in newly acquired markets related to the Comunibanc and VFG acquisitions totaling $1,542 for the first nine months of 2023 compared to $1,069 for the same period in 2022. The increase in software maintenance is due to increases in maintenance contracts related to the digital banking platform. Other operating expenses increased from 2022 by $2,342 primarily due to a $595 thousand provision for credit losses on unfunded commitments, a $353 increase in bad check loss expense and additional expenses related to CLF of $608 thousand. Business promotion, travel and lodging, donations and education and training all increased as well.

Income tax expense for the nine months ended September 30, 2023 totaled $6,068, up $888 compared to the same period in 2022. The effective tax rate for the nine-month period ended September 30, 2023 was 15.4% compared to 16% for the same period in 2022. The difference between the statutory federal income tax rate and the Company’s effective tax rate is the permanent tax differences, primarily consisting of tax-exempt interest income from municipal investments and loans, low income housing tax credits, tax-deductible captive insurance premiums and bank owned life insurance income.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Capital Resources

Shareholders’ equity totaled $332,745 at September 30, 2023, compared to $334,835 at December 31, 2022. Shareholders’ equity decreased during the first nine months of 2023 as a result of a decrease in the fair value of securities available-for-sale, net of tax, of $21,417, dividends on common shares of $7,088, the purchase of treasury shares of $1,618 and the cumulative effect of adopting ASU 2016-13 of $6,069, partially offset by net income of $33,309.

All of the Company’s capital ratios exceeded the regulatory minimum guidelines as of September 30, 2023 and December 31, 2022 as identified in the following table:

	Total Risk Based Capital	Tier I Risk Based Capital	CET1 Risk Based Capital	Leverage Ratio
Company Ratios—September 30, 2023	14.5%	10.7%	9.7%	8.8%
Company Ratios—December 31, 2022	14.5%	10.8%	9.7%	8.9%
For Capital Adequacy Purposes	8.0%	6.0%	4.5%	4.0%
To Be Well Capitalized Under Prompt
Corrective Action Provisions	10.0%	8.0%	6.5%	5.0%

Liquidity

The Company maintains a conservative liquidity position. All securities, with the exception of equity securities, are classified as available-for-sale. Securities, with maturities of one year or less, totaled $6,149, or 1.04% of the total security portfolio at September 30, 2023. The available-for-sale portfolio helps to provide the Company with the ability to meet its funding needs. The Condensed Consolidated Statements of Cash Flows (Unaudited) contained in the Consolidated Financial Statements detail the Company’s cash flows from operating activities resulting from net earnings.

As reported in the Condensed Consolidated Statements of Cash Flows (Unaudited), our cash flows are classified for financial reporting purposes as operating, investing or financing cash flows. Net cash provided by operating activities was $60,593 and $27,421 for the nine months ended September 30, 2023 and 2022, respectively.Net cash used by investing activities was $216,826 and $207,756 for the nine months ended September 30, 2023 and 2022, respectively, principally reflecting our loan and investment security activities. Cash provided by deposits comprised most of our financing activities, which resulted in net cash provided by of $163,188 and used of $42,990 for the nine months ended September 30, 2023 and 2022, respectively.

Future loan demand of Civista may be funded by increases in deposit accounts, proceeds from payments on existing loans, the maturity of securities, and the sale of securities classified as available-for-sale. Additional sources of funds may also come from borrowing in the Federal Funds market and/or borrowing from the FHLB. Through its correspondent banks, Civista maintains federal funds borrowing lines totaling $50,000. As of September 30, 2023, Civista had total credit availability with the FHLB of $771,067 with standby letters of credit totaling $33,400 and a remaining borrowing capacity of approximately $303,594. In addition, CBI maintains a credit line with a third party lender totaling $15,000. No borrowings were outstanding by CBI under this credit line as of September 30, 2023.

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

The following table provides information about the Company’s financial instruments that were sensitive to changes in interest rates as of December 31, 2022 and September 30, 2023, based on certain prepayment and account decay assumptions that management believes are reasonable. The table shows the changes in the Company’s net portfolio value (in amount and percent) that would result from hypothetical interest rate increases of 200 basis points and 100 basis points and interest rate decreases of 100 basis points and 200 basis points at September 30, 2023 and December 31, 2022.

Net Portfolio Value
	September 30, 2023			December 31, 2022
Change in Rates	Dollar Amount	Dollar Change	Percent Change	Dollar Amount	Dollar Change	Percent Change
+200bp	578,836	233	>1%	571,328	14,733	3%
+100bp	578,433	2,830	>1%	566,596	10,001	2%
Base	575,603	—	—	556,595	—	—
-100bp	578,576	2,973	1%	548,575	(8,020)	(1)%
-200bp	568,172	(7,431)	(1)%	526,702	(29,893)	(5)%

The change in net portfolio value from December 31, 2022 to September 30, 2023, can be attributed to a couple of factors. The yield remains inverted but has shifted upward since the end of the year. Additionally, both the volume and mix of assets and funding sources has changed. The volume of loans has increased, and the asset mix remains centered on loans. The volume of certificates of deposit has increased and both deposits and borrowed money have decreased. The volume and mix shifts from the end of the year contributed to an increase in the base net portfolio value. Beyond the change in the base level of net portfolio value, projected movements in rates, up or down, would also lead to changes in market values. The change in the rates up scenarios for both the 100 and 200 basis point movements would lead to a slightly larger decrease in the market value of liabilities than assets. Accordingly, we see a slight increase in the net portfolio value. The change in the rates down scenario for 200 basis point movements would lead to a larger increase in the market value of liabilities than in assets, leading to a decrease in the net portfolio value.

Civista Bancshares, Inc.

Controls and Procedures

Form 10-Q

(Amounts in thousands, except share data)

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive and our principal financial officers, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our principal executive and our principal financial officers concluded that our disclosure controls and procedures as of September 30, 2023, were effective.

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

There are certain risks and uncertainties in our business that could cause our actual results to differ materially from those anticipated. A detailed discussion of our risk factors is included in “Item 1A. Risk Factors” of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as supplemented by “Item IA. Risk Factors” of Part II of the Company’s Quarterly Reports on Form 10-Q.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the quarter ended September 30, 2023, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023, formatted in Inline Extensible Business Reporting Language: (i) Consolidated Balance Sheets (Unaudited) as of September 30, 2023 and December 31, 2022; (ii) Consolidated Statements of Income (Unaudited) for the three-months ended September 30, 2023 and 2022; (iii) Consolidated Statements of Comprehensive Income (Loss) (Unaudited) for the three and nine-months ended September 30, 2023 and 2022; (iv) Consolidated Statement of Shareholders’ Equity (Unaudited) for the three and nine-months ended September 30, 2023 and 2022; (v) Condensed Consolidated Statement of Cash Flows (Unaudited) for the three and nine-months ended September 30, 2023 and 2022; and (vi) Notes to Interim Consolidated Financial Statements (Unaudited).

Included herewith

104	Cover page formatted in Inline Extensible Business Reporting Language.	Included herewith

Civista Bancshares, Inc.

Signatures

Form 10-Q

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Civista Bancshares, Inc.

/s/ Dennis G. Shaffer	November 9, 2023
Dennis G. Shaffer	Date
Chief Executive Officer and President

/s/ Todd A. Michel	November 9, 2023
Todd A. Michel	Date
Senior Vice President, Controller