Form 10-K
period 2023-12-31
CIVISTA BANCSHARES, INC.
filed 2024-03-14
CIK 944745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based upon the closing market price as of June 30, 2023 was $265,931,434. For this purpose, shares held by non-affiliates include all outstanding common shares except those beneficially owned by the directors and executive officers of the registrant.

As of February 20, 2024, there were 15,687,162 common shares, no par value, of the registrant issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Annual Report to Shareholders for the fiscal year ended December 31, 2023 (the “2023 Annual Report”) are incorporated by reference into Parts I and II of this Form 10-K. Portions of the registrant’s Proxy Statement for the registrant’s 2024 Annual Meeting of Shareholders to be held on April 16, 2024 (the “2024 Proxy Statement”) are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1. Business

General Development of Business

CIVISTA BANCSHARES, INC. (“CBI”) was organized under the laws of the State of Ohio on February 19, 1987 and is a registered financial holding company under the Gramm-Leach-Bliley Act of 1999, as amended (the “GLBA”). CBI’s office is located at 100 East Water Street, Sandusky, Ohio. CBI and its subsidiaries are sometimes referred to together as the “Company”. The Company had total consolidated assets of $3,861,418 at December 31, 2023.

CIVISTA BANK (“Civista”), owned by the Company since 1987, opened for business in 1884 as The Citizens National Bank. In 1898, Civista was reorganized under Ohio banking law and was known as The Citizens Bank and Trust Company. In 1908, Civista surrendered its trust charter and began operation as The Citizens Banking Company. The name Civista Bank was introduced during the first quarter of 2015 to solidify our dual Citizens/Champaign brand and distinguish ourselves from the many other banks using the “Citizens” name in our existing and prospective markets. Civista maintains its main office at 100 East Water Street, Sandusky, Ohio and operates branch banking offices in the following Ohio communities: Sandusky (2), Norwalk (2), Berlin Heights, Huron, Port Clinton, Castalia, New Washington, Shelby (2), Willard, Greenwich, Plymouth, Shiloh, Akron, Dublin, Plain City, Russells Point, Urbana (2), West Liberty, Quincy, Dayton (3), Beachwood, Gahanna, Napoleon (3), Malinta, Liberty Center, Holgate, Bowling Green, and in the following Indiana communities: Lawrenceburg (3), Aurora, West Harrison, Milan, Osgood and Versailles. Civista also operates loan production offices in Westlake, Ohio and Fort Mitchell, Kentucky and a leasing company office in Pittsburgh, Pennsylvania. Civista and its consolidated subsidiaries as discussed below, accounted for 99.5% of the Company’s consolidated assets at December 31, 2023.

FIRST CITIZENS INSURANCE AGENCY, INC. (“FCIA”) was formed as a wholly owned subsidiary of CBI to allow the Company to participate in commission revenue generated through its third party insurance agreement. Assets of FCIA were not significant as of December 31, 2023.

WATER STREET PROPERTIES, INC. (“WSP”) was formed as a wholly owned subsidiary of CBI to hold properties repossessed by CBI subsidiaries. Assets of WSP were not significant as of December 31, 2023.

FIRST CITIZENS INVESTMENTS, INC. (“FCI”) was formed in 2007 as a wholly owned subsidiary of Civista to hold and manage its securities portfolio. The operations of FCI are located in Wilmington, Delaware.

FIRST CITIZENS CAPITAL LLC (“FCC”) was also formed in 2007 as a wholly owned subsidiary of Civista to hold inter-company debt that is eliminated in consolidation. The operations of FCC were discontinued December 31, 2021 as a result of inactivity.

CIVISTA LEASING & FINANCING (“CLF”) formerly known as Vision Financial Group, Inc. ("VFG") was acquired in the fourth quarter of 2022 as a wholly owned subsidiary of Civista. Effective as of August 31, 2023, VFG was merged with and into Civista, and CLF is now operated as a full-service general equipment leasing and financing division of Civista. The operations of CLF are located in Pittsburgh, Pennsylvania.

CIVB RISK MANAGEMENT, INC. (“CRMI”), a wholly owned subsidiary of CBI which was formed and began operations on December 26, 2017, is a Delaware-based captive insurance company which insures against certain risks unique to the operations of the Company and for which insurance may not be currently available or economically feasible in today’s insurance marketplace. CRMI pools resources with several other similar insurance company subsidiaries of financial institutions to spread a limited amount of risk among themselves. CRMI is subject to regulations of the State of Delaware and undergoes periodic examinations by the Delaware Division of Insurance.

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

Acquisition of Vision Financial Group

On October 3, 2022, CBI and Civista completed the acquisition by Civista of all of the issued and outstanding shares of capital stock of VFG for aggregate cash and stock consideration of approximately $46,544. Prior to the acquisition, VFG was a privately held, independent, full-service equipment leasing and financing company headquartered in Pittsburgh, Pennsylvania. At the time of the acquisition, VFG had total assets of $93,870, including $62,712 in loans and leases. As a result of the acquisition, VFG became a wholly-owned subsidiary of Civista. Effective as of August 31, 2023, VFG was merged with and into Civista, and is now operated as the CLF division of Civista.

CBI is a financial holding company. Through its subsidiaries, including Civista, the Company is primarily engaged in the business of community banking, which accounts for substantially all of its revenue, operating income and assets. Refer to the Consolidated Financial Statements on pages 26 through 31 of the 2023 Annual Report for additional information.

Narrative Description of Business

General

The Company’s primary business is incidental to the subsidiary bank and its subsidiaries. Civista, through its locations in the Ohio counties of Erie, Crawford, Champaign, Cuyahoga, Franklin, Huron, Logan, Madison, Montgomery, Ottawa, Richland, Henry, Wood and Summit, in the Indiana counties of Dearborn and Ripley and in the Kentucky county of Kenton, conducts a general banking business that involves collecting customer deposits, making loans, purchasing securities, and offering Trust services. Civista also engages in a general equipment leasing and financing business through its, CLF division, which was acquired in October 2022.

Interest and fees on loans accounted for 73% of total revenue for 2023, 69% of total revenue for 2022, and 69% of total revenue for 2021. The Company’s primary focus of lending continues to be real estate loans, both residential and commercial in nature. Commercial real estate loans comprised 54% of the total loan portfolio in 2023, 55% of the total loan portfolio in 2022, and 56% of the total loan portfolio in 2021. Residential real estate mortgage loans comprised 23% of the total loan portfolio in 2023, 22% of the total loan portfolio in 2022 and 22% of the total loan portfolio in 2021. Commercial and agriculture loans comprised 11% of the total loan portfolio in 2023, 11% in 2022, and 12% in 2021. Civista’s loan portfolio does not include any foreign-based loans, loans to lesser-developed countries or loans to CBI or its other subsidiaries.

On a parent company only basis, CBI’s primary source of funds is the receipt of dividends paid by its subsidiaries, principally Civista. The ability of Civista to pay dividends is subject to limitations under various laws and regulations and to prudent and sound banking principles. Generally, subject to certain minimum capital requirements, Civista may declare a dividend without the approval of the State of Ohio Division of Financial Institutions (the “ODFI”) unless the total of the dividends in a calendar year exceeds the total net profits of the bank for the year combined with the retained profits of the bank for the two preceding years. At December 31, 2023, Civista had $56,886 of accumulated net profits available to pay dividends to CBI without approval of the ODFI.

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

Maintain Robust Capital and Liquidity Levels

The Company’s capital position provides a source of strength and continues to significantly exceed all regulatory capital guidelines as demonstrated by the December 31, 2023 Tier 1 Leverage ratios of the Company and Civista of 8.8 percent and 10.0 percent, respectively. We plan to continue to maintain robust capital reserves.

In addition to our robust capital levels, we maintain significant sources of both on- and off-balance sheet liquidity and plan to continue to do so. At December 31, 2023, our liquid assets included $60.4 million of short-term cash and equivalents supplemented by $618.3 million of investment securities classified as available for sale which can be readily sold or pledged as collateral, if necessary. In addition, we had the capacity to borrow additional funds totaling $426.8 million from the Federal Home Loan Bank of Cincinnati at December 31, 2023.

Ensure the Adequacy of Our Allowance for Credit Losses

Despite the economic implications and challenges resulting from the COVID-19 pandemic on our business over the past four years, our reserve levels have remained adequate with total allowance amounting to $37.2 million at December 31, 2023.

Market Area and Competition

At December 31, 2023, our primary market area consisted of the counties in which we currently operate branches, and loan production offices, including Erie, Crawford, Champaign, Cuyahoga, Franklin, Huron, Logan, Madison, Montgomery, Ottawa, Richland, Henry, Wood and Summit Counties in Ohio, Dearborn and Ripley Counties in Indiana and Kenton County in Kentucky. Our lending is concentrated in these markets and our predominant sources of deposits are the communities in which our offices are located as well as the neighboring communities.

The banking business is highly competitive. We face substantial competition both in attracting deposits and in originating loans and commercial equipment leasing. We compete with numerous financial institutions, including large regional financial institutions, community banks, thrifts and credit unions operating without our market area. Nontraditional sources of competition for loan and deposit dollars come from captive auto finance companies, mortgage banking companies, internet banks, brokerage companies, insurance companies, business leasing and finance companies and direct mutual funds. As a result of their size, resources and ability to achieve economies of scale, certain of our competitors offer a broader range of products and services than we offer, as well as higher lending limits, which may adversely affect the ability of Civista to compete.

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

Time deposits consist of certificates of deposit, including those held in IRA accounts. Reciprocal deposits are offered through Civista’s participation in the Certificate of Deposit Account Registry Service® (CDARS) and Insured Cash Sweep (ICS) programs offered through IntraFi, LLC. Customers who are Federal Deposit Insurance Corporation (“FDIC”) insurance sensitive are able to place large dollar deposits with Civista and Civista uses either outlet to place those funds into certificates of deposit or money markets issued by other banks in the IntraFi Network. This occurs in increments of less than the FDIC insurance limits so that both the principal and interest are eligible for complete FDIC insurance coverage. The FDIC currently considers these funds as brokered deposits.

We offer commercial and personal loans on a secured and unsecured basis, revolving lines of credit, commercial mortgage loans, and residential mortgage loans on both primary and secondary residences, home equity loans, bridge loans and other personal purpose loans. However, we are not and have not historically been a participant in the sub-prime lending market.

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

Consumer loans are made to individuals who qualify for auto loans, cash reserve, and installment loans. Our consumer loan portfolio includes unsecured overdraft lines of credit and personal loans as well as loans secured by savings accounts and certificates of deposit with Civista.

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

Through our equipment leasing and financing business operated by our CLF division, which was acquired as a who1ly-owned subsidiary of Civista in October 2022, we offer commercial equipment leasing services for businesses nationwide.

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

We seek to retain our employees by using their feedback to create and continually enhance programs that support their needs. We use company-wide surveys to solicit feedback from our employees. We have a formal annual goal setting and performance review process for our employees. We promote a values-based culture, an important factor in retaining our employees. Our training, to share and communicate our culture to all employees, plays an important part in this process. We are committed to having a diverse workforce, and an inclusive work environment is a natural extension of our culture. We are committed to ensuring that all our employees feel welcomed, valued, respected and heard so that they can fully contribute their unique talents for the benefit of our customers, their careers, our Company and our communities. We have established a Diversity, Equity and Inclusion Council (“DEI Council”). This Company-wide diversity and inclusion advisory council stewards the Company’s efforts and provides guidance on priorities. The DEI Council is composed of employees from all areas of our Company and locations where we operate.

We monitor and evaluate various turnover and attrition metrics throughout our organization. Our annualized voluntary turnover is relatively low, as is the case for turnover of our top performers, a record which we attribute to our strong values-based culture, commitment to career development, and attractive compensation and benefit programs.

Civista employs approximately 532 full-time equivalent employees to whom a variety of benefits are provided. CBI has no employees. CBI and its subsidiaries are not parties to any collective bargaining agreements. Management considers its relationship with its employees to be good.

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

Federal Reserve System: The Federal Reserve Board requires all depository institutions to maintain reserves at specified levels against their transaction accounts, primarily checking accounts. In response to the COVID-19 pandemic, the Federal Reserve Board reduced reserve requirement rations to 0% effective on March 26, 2020, to support lending to households and businesses. The reserve requirement ratio remained at 0% as of December 31, 2023.

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

The FDIC assesses a quarterly deposit insurance premium on each insured institution based on risk characteristics of the insured institution to the DIF, with institutions deemed less risky paying lower rates. Currently, assessments for institutions with less than $10 billion of total assets are based on financial measures and supervisory ratings derived from statistical models that estimate the probability of failure within three years. The FDIC may increase or decrease the range of assessments uniformly, except that no adjustments can deviate more than two basis points from the base assessment without notice and comment rule making. The FDIC may also impose special assessments in emergency situations. The premiums fund the DIF. Pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), the FDIC has established 2.0% as the designated reserve ratio (“DRR”), which is the amount in the DIF as a percentage of all DIF insured deposits. In March 2016, the FDIC adopted final rules designed to meet the statutory minimum DRR of 1.35% by September 30, 2020, the deadline imposed by the Dodd-Frank Act. The Dodd-Frank Act requires the FDIC to offset the effect on insured institutions with assets of less than $10 billion of the increase in the statutory minimum DRR to 1.35% from the former statutory minimum of 1.15%. Although the FDIC's rules reduced assessment rates on all banks, they imposed a surcharge on banks with assets of $10 billion or more to be paid until the DRR reached 1.35%. The DRR met the statutory minimum of 1.35% on September 30, 2018. As a result, the previous surcharge imposed on banks with assets of $10 billion or more was lifted. In addition, preliminary assessment credits have been determined by the FDIC for banks with assets of less than $10 billion, which had previously contributed to the increase of the DRR to 1.35%. On June 30, 2019, the DRR reached 1.40%, and the FDIC applied credits for banks with assets of less than $10 billion ("small bank credits") beginning September 30, 2019. As of June 30, 2020, the DRR fell below the minimum DRR to 1.30%. As a result, the FDIC adopted a restoration plan requiring the restoration of the DRR to 1.35% within eight years (September 30, 2028). The FDIC rules further changed the method of determining risk-based assessment rates for established banks with less than $10 billion in assets to better ensure that banks taking on greater risks pay more for deposit insurance than banks that take on less risk. In the FDIC's most recent semiannual update for the Amended Restoration Plan in November 2023, the FDIC noted that increased loss provisions associated with the failures of Silicon Valley Bank, Signature Bank and First Republic Bank in 2023 that reduced the DIF balance, coupled with strong growth in insured deposits, resulted in the reserve ratio declining 15 basis points from 1.25% as of December 31, 2022 to 1.10% as of June 30, 2023. Despite the decline in the reserve ratio, the FDIC staff projected that the reserve ratio remains on track to reach the statutory minimum of 1.35% ahead of the deadline of September 30, 2028. As a result, the FDIC staff recommended no changes to the Amended Restoration Plan and all scheduled assessment rates were maintained.

On November 16, 2023, the FDIC adopted a final rule implementing a special assessment to recover the loss to the DIF arising from the protection of uninsured depositors following the failures of Silicon Valley Bank and Signature Bank. The assessment base for the special assessment is equal to an insured depository institution's estimated uninsured deposits reported for the quarter ended December 31, 2022, adjusted to exclude the first $5 billion in estimated uninsured deposits. The FDIC will collect the special assessment at an annual rate of approximately 133.4 basis points, over eight quarterly assessment periods, beginning with the first quarter of 2024. Because Civista's uninsured deposits were less than $5 billion for the quarter ended December 31, 2022, Civista will not be subject to this special assessment.

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

On October 24, 2023, the federal banking agencies, including the Federal Reserve Board, issued a final rule designed to strengthen and modernize the regulations implementing the CRA. The changes are designed to encourage banks to expand access to credit, investment and banking services in low-and moderate-income communities, adapt to changes in the banking industry, including mobile and internet banking, provide greater clarity and consistency in the application of the CRA regulations, and tailor CRA evaluations and data collection to bank size and type. The applicability date for the majority of the changes to the CRA regulations is January 1, 2026, and additional requirements will be applicable on January 1, 2027. The Company cannot predict the impact the changes to the CRA will have on its operations at this time.

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

Corporate Governance: As mandated by the Sarbanes-Oxley Act of 2002, the SEC has adopted rules and regulations governing, among other matters, corporate governance, auditing and accounting, executive compensation and enhanced and timely disclosure of corporate information. Nasdaq has also adopted corporate governance rules. The Board of Directors of the Company has taken a series of actions to strengthen and improve the Company’s governance practices in light of the rules of the SEC and Nasdaq. The Board of Directors has adopted charters for the Audit Committee, the Compensation Committee, the the Nominating Committee and the Board Risk Committee, as well as a Code of Conduct (Ethics) applicable to all directors, officers and employees of the Company. Copies of the Code of Conduct and the Audit, Compensation, and Nominating Committee charters can be found on the Company’s website at www.civb.com by first clicking “Corporate Overview” and then “Governance Documents”. In addition, in accordance with Section 302(a) of the Sarbanes-Oxley Act, written certifications by CBI’s Chief Executive Officer and Chief Financial Officer are required. These certifications attest that CBI’s quarterly and annual reports filed with the SEC do not contain any untrue statement of a material fact. See Item 9A “Controls and Procedures” in Part II of this Form 10-K for CBI’s evaluation of its disclosure controls and procedures.

Regulation of Bank Subsidiary: As an Ohio chartered bank, Civista is subject to supervision and regulation by the ODFI. In addition, Civista is a member of the Federal Reserve System and, therefore, is subject to supervision and regulation by the Federal Reserve Board. Civista is subject to periodic examinations by both ODFI and the Federal

Reserve Board. These examinations are designed primarily for the protection of the depositors of the bank and not shareholders.

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

At December 31, 2023, both CBI and Civista were in compliance with all of the regulatory capital requirements to which they are subject. For CBI’s and Civista’s capital ratios, see Note 19 to the Company’s 2022 Consolidated Financial Statements.

The Federal Reserve Board has adopted regulations governing prompt corrective action to resolve the problems of capital deficient and otherwise troubled state-chartered member banks. At each successively lower defined capital category, a bank is subject to more restrictive and numerous mandatory or discretionary regulatory actions or limits, and the Federal Reserve Board has less flexibility in determining how to resolve the problems of the institution. In addition, the Federal Reserve Board generally can downgrade a bank’s capital category, notwithstanding its capital level, if, after notice and opportunity for hearings, the bank is deemed to be engaged in an unsafe or unsound practice, because it has not corrected deficiencies that resulted in it receiving a less than satisfactory examination rating on matters other than capital or it is deemed to be in an unsafe or unsound condition. Civista’s capital at December 31, 2023, met the standards for the highest capital category, a “well-capitalized” bank.

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

In June 2010, the Federal Reserve Board, the Office of the Comptroller (the "OCC") and the Federal Deposit Insurance Corporation (the "FDIC") issued comprehensive final guidance on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization's incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization's ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management and (iii) be supported by strong corporate governance, including active and effective oversight by the organization's board of directors. These three principles are incorporated into the proposed joint compensation regulations under the Dodd-Frank Act, described above.

The Federal Reserve Board reviews, as part of its respective regular, risk-focused examination process, the incentive compensation arrangements of banking organizations, such as CBI and Civista, that are not “large, complex banking organizations.” These reviews are tailored to each organization based on the scope and complexity of the organization's activities and the prevalence of incentive compensation arrangements. Deficiencies will be incorporated into the organization's supervisory ratings, which can affect the organization's ability to make acquisitions and take other actions. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the organization's safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

Public company compensation committee members must meet heightened independence requirements and consider the independence of compensation consultants, legal counsel and other advisors to the compensation committee. A compensation committee must have the authority to hire advisors and to have the public company fund reasonable compensation of such advisors.

Following the adoption of additional listing requirements in 2023 to comply with the Dodd-Frank Act and rules adopted by the SEC in October 2022, public companies will be required, once stock exchanges impose additional listing requirements under the Dodd-Frank Act and rules adopted by the SEC in October 2022, to adopt and implement "clawback" policies for incentive compensation payments and to disclose the details of the procedures which allow recovery of incentive compensation that was paid on the basis of erroneous financial information necessitating a restatement due to material noncompliance with financial reporting requirements. This clawback policy is intended to apply to compensation paid within the three completed fiscal years immediately preceding the date the issuer is required to prepare a restatement and would cover all executives who received incentive awards. The Company has implemented a clawback policy and it is posted under the “Corporate Overview” tab on the “Governance Documents” page of CBI’s Internet website.

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

On July 26, 2023, the SEC adopted final rules that require public companies to promptly disclose material cybersecurity incidents in a Current Report on Form 8-K and detailed information regarding their cybersecurity risk management, strategy, and governance on an annual basis in an Annual Report on Form 10-K. Companies are required to report on Form 8-K any cybersecurity incident they determine to be material within four business days of making that determination. See Item 1C "Cybersecurity" in Part 1 of this Form 10-K. These SEC rules, and any other regulatory guidance, are in addition to notification and disclosure requirements under state and federal banking law and regulations.

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

Available Information

CBI maintains an Internet website at www.civb.com (this uniform resource locator, or URL, is an inactive textual reference only and is not intended to incorporate CBI’s website into this Annual Report on Form 10-K). CBI makes available free of charge on or through its Internet website its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as well as CBI’s definitive proxy statements filed pursuant to Section 14 of the Exchange Act, as soon as reasonably practicable after CBI electronically files such material with, or furnishes it to, the SEC. Copies of documents filed by CBI with the SEC are also available free of charge at the SEC's website at www.sec.gov.

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

At December 31, 2023, approximately 23.1% and 53.8%, respectively, of our loan portfolio was comprised of residential and commercial real estate loans. Adverse changes in economic conditions both nationally and in the communities we serve may cause deterioration to the value of real estate Civista uses to secure its loans. Adverse changes in the economy, deterioration of our real estate portfolio, a decrease in real estate values, an increase in unemployment, decreased or nonexistent housing price appreciation or increases in interest rates could reduce our earnings and consequently our financial condition because borrowers may not be able to repay their loans. The value of the collateral securing our loans and the quality of our loan portfolio may decline and customers may not want or need our products and services.

Any of these scenarios could cause us to make fewer loans, increase delinquencies and non-performing assets, require us to charge off a higher percentage of our loans or result in additional increases to our provision for credit losses in future periods, which could adversely affect our business, financial condition and results of operations.

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

See the discussion under "Quantitative and Qualitative Disclosures About Market Risk” on pages 17 through 18 of the Annual Report for additional information related to the Company’s interest rate risk.

A transition away from LIBOR as a reference rate for financial contracts could negatively IMPACT our income and expenses and the value of various financial contracts.

LIBOR was used extensively in the United States and globally for many years as a benchmark for various commercial and financial contracts, including adjustable rate mortgages, corporate debt, interest rate swaps and other derivatives. LIBOR is set based on interest rate information reported by certain banks. In the U.S., as a result of efforts to identify a set of alternative U.S. dollar reference interest rates the Alternative Reference Rate Committee (“ARRC”) recommended the use of a Secured Overnight Funding Rate (“SOFR”) as the set of alternative U.S. dollar reference interest rates. SOFR is different from LIBOR in that it is a backward looking secured rate rather than a forward looking unsecured rate.

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

The Company’s primary exposure to LIBOR was related to its promissory notes with borrowers, swap contracts with clients and offsetting swap contracts with third parties related to the swap contracts with clients. As of July 2023, all promissory notes and swap contracts were transitioned to SOFR.

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

Negative public opinion can result from our actual or alleged conduct in any number of activities, including lending practices, corporate governance and acquisitions, social media and other marketing activities, the implementation of environmental, social and governance (ESG) practices, and from actions taken by governmental regulators and community organizations in response to any of the foregoing activities. Negative public opinion could adversely affect our ability to attract and keep customers, could expose us to potential litigation and regulatory action, and could have a material adverse effect on the price of our common shares or result in heightened volatility of our stock price.

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

We could be adversely affected if one of our employees or a third-party service provider causes a significant operational break-down or failure, either as a result of human error or where an individual purposefully sabotages or fraudulently manipulates our operations or systems. We are further exposed to the risk that our third-party service providers may be unable to fulfill their contractual obligations (or will be subject to the same risks as faced by us). These disruptions may interfere with service to our customers, cause additional regulatory scrutiny and result in a financial loss or liability. We are also at risk of the impact of natural disasters, terrorism and international hostilities on our systems and effects of outages or other failures involving power or communications systems operated by others.

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

STRONG COMPETITION WITHIN OUR MARKET AREA MAY REDUCE OUR ABILITY TO ATTRACT AND RETAIN DEPOSITS AND ORIGINATE LOANS.

We face competition both in originating loans and in attracting deposits within our market area, which includes North Central, West Central and South Western Ohio, South Eastern Indiana and Northern Kentucky. We compete for clients by offering personal service and competitive rates on our loans and deposit products. The type of institutions we compete with include large regional financial institutions, community banks, thrifts and credit unions operating within our market areas. Nontraditional sources of competition for loan and deposit dollars come from captive auto finance companies, mortgage banking companies, internet banks, brokerage companies, insurance companies and direct mutual funds. As a result of their size and ability to achieve economies of scale, certain of our competitors offer a broader range of products and services than we offer. We expect competition to remain intense in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. In addition, to stay competitive in our markets we may need to adjust the interest rates on our products to match the rates offered by our competitors, which could adversely affect our net interest margin. As a result, our profitability depends upon our continued ability to successfully compete in our market areas while achieving our investment objectives.

OUR ALLOWANCE FOR CREDIT LOSSES MAY PROVE TO BE INSUFFICIENT TO ABSORB POTENTIAL LOSSES IN OUR LOAN PORTFOLIO.

We maintain an allowance for credit losses that we believe is a reasonable estimate of known and inherent losses within the loan portfolio. We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of loans. Through a periodic review and consideration of the loan portfolio, management determines the amount of the allowance for credit losses by considering general market conditions, the credit quality of the loan portfolio, the collateral supporting the loans and the performance of customers relative to their financial obligations with us. However, every loan we make carries a risk of non-payment. This risk is affected by, among other things, cash flow of the borrower and/or the project being financed, changes and uncertainties as to the future value of the collateral securing such loan, the credit history of the particular borrower, changes in economic and industry conditions, and the duration of the loan.

The amount of future losses is also susceptible to changes in economic, operating and other conditions, including changes in interest rates, which may be beyond our control, and these losses may exceed current estimates. We cannot fully predict the amount or timing of losses or whether the allowance for credit losses will be adequate in the future. If our assumptions prove to be incorrect, our allowance for credit losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in additions to the allowance, which would adversely affect our earnings. Excessive loan losses and significant additions to our allowance for credit losses could have a material adverse impact on our financial condition and results of operations.

In addition, bank regulators periodically review our allowance for credit losses and may require us to increase our allowance for credit losses or recognize further loan charge-offs. Moreover, the Financial Accounting Standards Board ("FASB") has changed its requirements for establishing the allowance for credit losses.

On June 16, 2016, the FASB issued Accounting Standard Update ("ASU") 2016-13 "Financial Instruments - Credit Losses", which replaces the incurred loss model with an expected loss model, and is referred to as the current expected credit loss ("CECL") model. Under the incurred loss model, loans are recognized as impaired when there is no longer an assumption that future cash flows will be collected in full under the originally contracted terms. Under the CECL model, financial institutions are required to use historical information, current conditions and reasonable forecasts to estimate the expected loss over the life of the loan. The transition to the CECL model requires significantly greater data requirements and changes to methodologies to accurately account for expected losses under the new parameters. If the methodologies and assumptions that we use in the CECL model are proven to be incorrect, or inadequate, the allowance for credit losses may not be sufficient, resulting in the need for additional allowance for credit losses to be established, which could have a material adverse impact on our financial condition and results of operations. The new CECL accounting guidance is effective for annual reporting periods and interim reporting periods within those annual periods, beginning after December 15, 2019. However, the FASB deferred the effective date for this ASU for smaller reporting companies, such as the Company, at the time, to annual reporting periods and interim reporting periods within those annual periods, beginning after December 15, 2022. The Company adopted ASU 2016-13 effective January 1, 2023 and, upon adoption, recognized a one-time cumulative effect adjustment (increase) to the retained earnings upon adoption in the first quarter of 2023 of $6,069.

If real estate markets or the economy in general deteriorate, Civista may experience increased delinquencies and credit losses. The allowance for credit losses may not be sufficient to cover actual loan-related losses. Additionally, banking regulators may require Civista to increase its allowance for credit losses in the future, which could have a negative effect on Civista’s financial condition and results of operations. Additions to the allowance for credit losses will result in a decrease in net earnings and capital and could hinder our ability to grow our assets.

Any increase in our allowance for credit losses or loan charge-offs as required by these regulatory authorities could have a material adverse effect on our financial condition and results of operations.

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

Due in part to improvement in local and general economic conditions, as well as actions we have taken to manage our loan portfolio, our provision for credit losses has declined since the end of the 2007-2008 financial crisis. However, if we experience higher levels of provision for loan losses in the future, our net income could be negatively affected.

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

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles ("GAAP") requires management to make significant estimates that affect the financial statements. Due to the inherent nature of these estimates, actual results may vary materially from management’s estimates. In June 2016, FASB issued a new accounting standard for recognizing current expected credit losses, commonly referred to as CECL. CECL will result in earlier recognition of credit losses and requires consideration of not only past and current events but also reasonable and supportable forecasts that affect collectability. The Company adopted CECL effective January 1, 2023. Upon adoption of CECL, credit loss allowances have increased, which have decreased retained earnings and regulatory capital. While the federal banking regulators adopted rules that allow banks to phase in the day-one impact of CECL on regulatory capital over three years, Civista Bank did not choose to phase in the impact. ASU 2016-13 implementation poses operational risk, including the failure to properly transition internal processes or systems, which could lead to call report errors, financial misstatements, or operational losses.

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

RISKS RELATED TO OUR CAPITAL AND STOCK

WE MAY ELECT OR NEED TO RAISE ADDITIONAL CAPITAL IN THE FUTURE, BUT CAPITAL MAY NOT BE AVAILABLE WHEN IT IS NEEDED.

We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. In addition, federal banking agencies have recently finalized extensive changes to their capital requirements, including the adoption of the final “Basel III” rules as discussed above, which result in higher capital requirements and more restrictive leverage and liquidity ratios than those previously in place. If we experience significant credit losses, addition capital may need to be infused. In addition, we may elect to raise additional capital to support business growth and/or to finance acquisitions, if any, or we may otherwise elect or be required to raise additional capital. Our ability to raise additional capital, if needed, will depend on conditions in the capital markets, economic conditions and a number of other factors, many of which are outside our control, and are based on our financial performance. Accordingly, we cannot be assured of our ability to raise additional capital if needed or on terms acceptable to us. If we cannot raise additional capital when needed, it may have a material adverse effect on our financial condition, results of operations and prospects.

WE ARE A HOLDING COMPANY AND DEPEND ON OUR SUBSIDIARY BANK FOR DIVIDENDS.

As a financial holding company, we are a legal entity separate and distinct from our subsidiaries and affiliates. Our principal source of funds to support our operations, pay dividends on our common shares and service our debt is dividends from our subsidiary bank, Civista. In the event that Civista is unable to pay dividends to us, we may not be able to service our debt, pay our other obligations or pay dividends on our common shares. Accordingly, our inability to receive dividends from Civista could also have a material adverse effect on our business, financial condition and results of operations.

Various federal and state statutory provisions and regulations limit the amount of dividends that Civista may pay to us without regulatory approval. Generally, subject to certain minimum capital requirements, Civista may declare a dividend without the approval of the ODFI so long as the total amount of the dividends in a calendar year does not exceed Civista’s total net income for that year combined with its retained net income for the two preceding years. In addition, the Federal Reserve has issued policy statements that provide that insured banks and bank holding companies should generally only pay dividends out of current operating earnings. Thus, the ability of Civista to pay dividends in the future is currently influenced, and could be further influenced, by bank regulatory policies and capital guidelines and may restrict our ability to declare and pay dividends on our common shares.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

The Corporation understands the security of our banking operations is critical to protecting our customers, maintaining our reputation and preserving the value of the Corporation. The Corporation is focused on addressing cybersecurity risks on confidentiality, integrity, and the availability of the information the Corporation collects, transmits and stores by identifying, preventing, and mitigating cybersecurity risks. The Board of Directors, through the Board Risk and Audit Committees, and Enterprise Risk Management Committee, provide direction and oversight of the enterprise-wide risk management program of the Corporation, which includes the Information Security Program. The Chief Information Officer and the Chief Risk Officer oversee these programs to accomplish the following:

•
assure the confidentiality, integrity and availability of our information and information systems;
•
protect against any anticipated threats or hazards to the confidentiality, integrity or availability of such information and information systems; and
•
protect against unauthorized access to or use of such information or information systems that could result in substantial harm or inconvenience to us, our clients and the value of the Corporation.

These programs establish policies (including vendor management), procedures, risk assessments, systems, monitoring, reporting, strategies, and training to effectively manage cybersecurity risks. Specifically, the Corporation deploys multiple layers of controls, including embedding security into our technology investments, designed to identify, protect, detect, respond to and recover from information security and cybersecurity incidents. The Corporation also performs simulations and drills to further ensure our readiness and preparedness for potential threats. In addition, the Corporation employs a nationally recognized firm with information security experts to annually perform audits that extensively test our program and controls, which are reviewed by the Board Audit Committee. These programs and controls align with Federal Financial Institutions Examination Council guidelines and standards.

While we do not believe that our business strategy, results of operations or financial condition have been materially adversely affected by any cybersecurity incidents, cybersecurity threats are present and similar to other financial institutions. The Corporation, as well as our customers, colleagues, regulators, service providers and other third parties, have seen an increase in information security and cybersecurity risk in recent years. We continue to assess the risks and threats in the cyber environment, invest in enhancements to our cybersecurity capabilities, and engage in industry and government forums to promote advancements in our cybersecurity collaboration and capabilities.

Item 2. Properties

CBI neither owns nor leases any properties. Civista owns its main office at 100 East Water Street, Sandusky, Ohio, which is also the office of CBI. Civista also owns branch banking offices in the following Ohio and Indiana communities: Sandusky (2), Norwalk (2), Berlin Heights, Willard, Castalia, Port Clinton, New Washington, Shelby (2), Greenwich, Plymouth, Shiloh, Dublin, Plain City, Russells Point, Urbana (2), Dayton (2), Quincy, Napoleon (3), Malinta, Holgate, Liberty Center, Lawrenceburg (3), Aurora, West Harrison, Milan, Osgood and Versailles. Civista leases branch banking offices in the Ohio communities of Akron, Huron, West Liberty, Dayton, Bowling Green and Beachwood. Civista also leases loan production offices in Westlake, Ohio and Fort Mitchell, Kentucky. The CLF division of Civista offices for its equipment leasing and financing business in Pittsburgh, Pennsylvania, Franklin, Tennessee and Dover, New Hampshire.

Item 3. Legal Proceedings

In the ordinary course of their respective businesses, the Company or its properties may be named or otherwise subject as a plaintiff, defendant or other party to various pending and threatened legal proceedings and various actual and potential claims. In view of the inherent difficulty of predicting the outcome of such matters, the Company cannot state what the eventual outcome of any such matters will be. However, based on current knowledge and after consultation with legal counsel, management believes that any damages or other amounts related to pending legal proceedings will not have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company.

Item 4. Mine Safety Disclosures

Not Applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of February 20, 2024, there were approximately 1,733 shareholders of record (not including the number of persons or entities holding stock in nominee or street name through various brokerage firms) of the Company’s common shares.

Information regarding the restrictions applicable to the Company’s payment of dividends is included under Item 1 of this Annual Report on Form 10-K and is incorporated herein by reference.

The following table details repurchases by the Company and purchases by "affiliated purchasers" as defined in Rule 10b-18(a)(3) under the Exchange Act of the Company's common shares during the fourth quarter of 2023.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2023 - October 31, 2023	-	$-	$-	$12,003,223
November 1, 2023 - November 30, 2023	-	-	-	-
December 1, 2023 - December 31, 2023	573	18.44	-	-
Total	573	$18.44	—	$12,003,223

On May 8, 2023, the Company announced a new common share repurchase program pursuant to which the Company is authorized to repurchase a maximum aggregate value of $13,500,000 of its outstanding common shares through May 2, 2024. As of December 31, 2023, a total of 90,423 common shares had been repurchased for an aggregate purchase price of $1,628,205 under this repurchase program.

Shareholder Return Performance

Set forth below is a line graph comparing the five-year cumulative return of the common shares of Civista Bancshares, Inc. (ticker symbol CIVB), based on an initial investment of $100 on December 31, 2018 and assuming reinvestment of dividends, with the cumulative return of the Standard & Poor’s 500 Index, and the S&P U.S. BMI Banks Index. The comparative indices were obtained from S&P Global Market Intelligence.

Total Return Performance
Index Value
250
200
150
100
50
Civista Bancshares, Inc.
S&P 500 Index
S&P U.S. BMI Banks Index
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23

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

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Amounts in thousands, except per share data)

General

The following paragraphs more fully discuss the significant highlights, changes and trends as they relate to the Company’s financial condition, results of operations, liquidity and capital resources as of December 31, 2023 and 2022, and during the three-year period ended December 31, 2023. This discussion should be read in conjunction with the Consolidated Financial Statements and Notes to the Consolidated Financial Statements, which are included elsewhere in this report.

Financial Condition

At December 31, 2023, the Company’s total assets were $3,861,418, compared to $3,639,445 at December 31, 2022. Net loans and securities available for sale increased $204,798 and $2,870, respectively, cash and due from financial institutions increased $17,045 from December 31, 2022 to December 31, 2023. Other factors contributing to the change in assets are discussed in the following sections.

Loans held for sale increased $1,042, or 152.6%, from $683 at December 31, 2022 to $1,725 at December 31, 2023. The increase is due to higher balances of held loans. At December 31, 2023, nine loans totaling $1,725 were held for sale as compared to seven loans totaling $683 at December 31, 2022.

At December 31, 2023, the Company’s net loans totaled $2,824,568 and increased by 7.8% from $2,619,770 at December 31, 2022. The increase in net loans was spread across most segments. Commercial & Agriculture loans increased $29,643, Commercial Real Estate – Owner Occupied loans increased $6,173, Commercial Real Estate - Non-Owner Occupied loans increased $143,158, Residential Real Estate loans increased $107,060, Real Estate Construction loans increased $17,282, Lease financing receivables increased $17,845 and Farm Real Estate loans increased $63. The increases in the foregoing loan segments were offset by a decrease in Consumer and Other loans of $2,718.

Maturities and Sensitivities of Loans to Changes in Interest Rates

The following table shows the amount of Commercial and Agriculture, Commercial Real Estate, Residential Real Estate, Real Estate Construction, Farm Real Estate and Consumer and Other Loans and Lease financing receivables outstanding as of December 31, 2023, which, based on the contract terms for repayments of principal, are due in the periods indicated. In addition, the amounts due after one year are classified according to their sensitivity to changes in interest rates.

	Maturing
	Within one year	After one but within five years	After five but within fifteen years	After fifteen years	Total
	(Dollars in thousands)
Commercial & Agriculture	$91,306	$161,482	$50,689	$1,316	$304,793
Commercial Real Estate:
Owner Occupied	6,742	103,779	229,599	37,201	377,321
Non-Owner Occupied	70,159	447,213	595,807	48,715	1,161,894
Residential Real Estate	5,210	30,980	240,938	382,713	659,841
Real Estate Construction	50,596	107,638	63,509	38,666	260,409
Farm Real Estate	1,085	6,938	13,311	3,437	24,771
Lease financing receivables	9,430	34,114	11,098	—	54,642
Consumer and Other	2,154	11,229	4,159	514	18,056
Total	$236,682	$903,373	$1,209,110	$512,562	$2,861,727

	Due After One Year
	Fixed Rate	Variable Rate
	(Dollars in thousands)
Commercial & Agriculture	$162,885	$50,602
Commercial Real Estate:
Owner Occupied	85,003	285,576
Non-Owner Occupied	307,681	784,054
Residential Real Estate	163,414	491,217
Real Estate Construction	68,075	141,738
Farm Real Estate	6,589	17,097
Lease financing receivables	45,212	—
Consumer and Other	14,954	948
Total	$853,813	$1,771,232

The preceding maturity information is based on contract terms at December 31, 2023 and does not include any possible “rollover” at maturity date. In the normal course of business, Civista considers and acts on the borrowers’ requests for renewal of loans at maturity. Evaluation of such requests includes a review of the borrower’s credit history, the collateral securing the loan and the purpose for such request.

Analysis of the Allowance for Credit Losses

The following table shows the daily average loan balances and changes in the allowance for credit losses for the years indicated.

	2023	2022	2021
	(Dollars in thousands)
Total loans outstanding	$2,861,727	$2,648,281	$2,087,258
Allowance for credit losses at year end	37,160	28,511	26,641
Loans accounted for on a nonaccrual basis	12,467	6,507	3,673
Allowance for credit losses to total loans outstanding	1.30%	1.08%	1.28%
Nonaccrual loans to total loans outstanding	0.44%	0.25%	0.18%
Allowance for credit losses to nonaccrual loans	298.07%	438.16%	725.32%
Average loans outstanding:
Commercial & Agriculture	276,438	236,315	338,916
Commercial Real Estate—Owner Occupied	372,214	322,132	278,777
Commercial Real Estate—Non-Owner Occupied	1,086,895	896,562	755,578
Real Estate Mortgage	588,739	511,973	433,351
Real Estate Construction	254,429	179,183	176,775
Farm Real Estate	24,250	24,388	28,968
Lease financing receivables	44,014	8,382	—
Consumer and Other	10,651	20,147	14,542
Loan participations sold, reflected as secured borrowings	65,167	87,846	100,250
Total average loans outstanding	2,722,797	2,286,928	2,127,157
Net charge-offs (recoveries):
Commercial & Agriculture	1,122	(2)	(150)
Commercial Real Estate—Owner Occupied	(15)	(42)	(7)
Commercial Real Estate—Non-Owner Occupied	(46)	(74)	(395)
Real Estate Mortgage	(116)	(66)	(182)
Real Estate Construction	(37)	(4)	(1)
Farm Real Estate	—	(6)	(12)
Lease financing receivables	—	23	—
Consumer and Other	72	53	(36)
Total net charge-offs (recoveries)	980	(118)	(783)
Ratio of net charge-offs (recoveries) during the year to average loans outstanding:
Commercial & Agriculture	0.41%	(0.00)%	(0.04)%
Commercial Real Estate—Owner Occupied	(0.00)%	(0.01)%	(0.00)%
Commercial Real Estate—Non-Owner Occupied	(0.00)%	(0.01)%	(0.05)%
Real Estate Mortgage	(0.02)%	(0.01)%	(0.04)%
Real Estate Construction	(0.01)%	(0.00)%	(0.00)%
Farm Real Estate	—	(0.02)%	(0.04)%
Lease financing receivables		—	—
Consumer and Other	0.11%	0.06%	(0.04)%
Total net recoveries (charge-offs)	0.04%	(0.01)%	(0.04)%

The amount of net charge-offs fluctuates from year to year due to factors relating to the condition of the general economy, decline in market values of collateral and deterioration of specific businesses.

The determination of the balance of the allowance for credit losses is based on the CECL methodology and utilizes a lifetime “expected credit loss” measurement objective for the recognition of credit losses for loans, held-to-maturity securities and other receivables at the time the financial asset is originated or acquired. The expected credit losses are adjusted each period for changes in expected lifetime credit losses. The methodology replaces the multiple existing impairment methods under prior GAAP, which generally require that a loss be incurred before it is recognized. In management’s judgment, the CECL methodology produces a result that is adequate to provide for probable credit losses.

Allocation of Allowance for Loan Losses

The following tables allocate the allowance for loan losses at December 31 to each loan category. The allowance has been allocated according to the amount deemed to be reasonably necessary to provide for expected lifetime credit losses. within the following categories of loans at the dates indicated.

	2023		2022
	Allowance	Percentage of loans to total loans	Allowance	Percentage of loans to total loans
	(Dollars in thousands)
Commercial & Agriculture	$7,884	10.6%	$3,011	10.9%
Commercial Real Estate—Owner Occupied	4,686	13.2	4,565	14.5
Commercial Real Estate—Non-Owner Occupied	11,788	40.6	14,138	40.0
Real Estate Mortgage	8,489	23.1	3,145	21.7
Real Estate Construction	3,388	9.1	2,293	9.6
Farm Real Estate	260	0.9	291	1.0
Lease financing receivables	306	1.9	429	1.5
Consumer and Other	340	0.6	98	0.8
Unallocated	19	—	541	—
	$37,160	100.0%	$28,511	100.0%

	2021
	Allowance	Percentage of loans to total loans
	(Dollars in thousands)
Commercial & Agriculture	$2,600	12.3%
Commercial Real Estate—Owner Occupied	4,464	14.9
Commercial Real Estate—Non-Owner Occupied	13,860	41.5
Real Estate Mortgage	2,597	21.5
Real Estate Construction	1,810	7.9
Farm Real Estate	287	1.4
Consumer and Other	176	0.5
Unallocated	847	—
	$26,641	100%

Civista measures the adequacy of the allowance for loan losses by using the CECL methodology and utilizes a lifetime “expected credit loss” measurement objective for the recognition of credit losses for loans, held-to-maturity securities and other receivables at the time the financial asset is originated or acquired. The allowance for credit losses to total loans increased from 1.12% in 2022 to 1.30% in 2023. The unallocated reserve of Civista decreased to $19 in 2023 from $541 in 2022. Management considers both the decrease in the unallocated reserve and the end-of-period reserve number to be insignificant and within the loan policy guidelines.

Securities available for sale increased by $2,870, or 0.5%, from $615,402 at December 31, 2022 to $618,272 at December 31, 2023. U.S. Treasury securities and obligations of U.S. government agencies increased $6,629, or 1.1% from $61,029 at December 31, 2022 to $67,658 at December 31, 2023. Obligations of states and political subdivisions available for sale increased by $21,351 from 2022 to 2023. Mortgage-backed securities decreased by $25,110 to total $212,015 at December 31, 2023. The Company continues to utilize letters of credit from the Federal Home Loan Bank (FHLB) to replace maturing securities that were pledged for public entities. As of December 31, 2023, the Company was in compliance with all applicable pledging requirements.

Mortgage-backed securities totaled $212,015 at December 31, 2023 and none were considered unusual or “high risk” securities as defined by regulatory authorities. Of this total, $210,108 consisted of pass-through securities issued by the Federal National Mortgage Association (“FNMA”), Federal Home Loan Mortgage Corporation (“FHLMC”), and Government National Mortgage Association (“GNMA”), and the remaining $1,907 of these securities were collateralized by mortgage-backed securities issued or guaranteed by FNMA, FHLMC, or GNMA. The average interest rate of the mortgage-backed securities portfolio at December 31, 2023 was 2.56%. The average maturity at December 31, 2022 was approximately 14.8 years.

Securities available for sale had a fair value at December 31, 2023 of $618,272. This fair value includes unrealized gains of approximately $3,059 and unrealized losses of approximately $57,679. Net unrealized losses totaled $54,620 on December 31, 2023 compared to net unrealized losses of $66,949 on December 31, 2022. The change in unrealized gains is primarily due to changes in market interest rates. Note 3 to the Consolidated Financial Statements provides additional information on unrealized gains and losses.

The following table sets forth the maturities of securities at December 31, 2023 and the weighted average yields of such debt securities. Maturities are reported based on stated maturities and do not reflect principal prepayment assumptions.

	Within one year		After one but within five years		After five but within ten years		After ten years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Available for Sale (2)
U.S. Treasury securities and obligations of U.S. government agencies	$18,005	3.50%	$38,397	1.16%	$831	3.51%	$10,425	0.05%
Obligations of states and political subdivisions (1)	18,500	3.98	134,013	3.18	185,121	2.95	965	4.00
Mortgage-backed securities in government sponsored entities	563	0.93	20,644	2.78	7,164	2.47	183,644	2.54
Total	$37,068	3.70%	$193,054	2.73%	$193,116	2.93%	$195,034	2.41%

(1)
Weighted average yields on nontaxable obligations have been computed based on actual yields stated on the security.
(2)
The weighted average yield has been computed using the historical amortized cost for available-for-sale securities.

Premises and equipment, net of accumulated depreciation, decreased $7,249 from December 31, 2022 to December 31, 2023. The decrease is the result of new purchases of $3,218, offset by depreciation of $10,760.

Goodwill decreased by $175, from $125,695 at December 31, 2022 to $125,520 at December 31, 2023. The decrease is due to an adjustment of goodwill related to the acquisition of VFG in October 2022. Other intangible assets decreased $1,251 from year-end 2022. The decrease includes $1,580 of core deposit intangibles offset by an increase of $329 of mortgage servicing rights.

Swap assets decreased $4,098 from December 31, 2022 to December 31, 2023. The decrease is primarily the result of decreases in the fair value of swap assets as compared to December 31, 2022.

Bank owned life insurance (BOLI) increased $7,850 from December 31, 2022 to December 31, 2023. An additional $7 of BOLI was purchased in December 2023. The remaining difference is the result of increases in the cash surrender value of the underlying insurance policies.

Deferred taxes decreased $92 from December 31, 2022 to December 31, 2023.

Year-end deposit balances totaled $2,985,028 in 2023 compared to $2,619,984 in 2022, an increase of $365,044, or 13.9%. This increase in deposits at December 31, 2023 compared to December 31, 2022 included increases in certificate of deposit accounts of $585,401, or 214%, offset by decreases in noninterest bearing demand deposits of $124,634, or 13.9% in interest bearing demand accounts of $78,430, or 14.9%, in savings and money market accounts of $20,129, or 2.3% and in individual retirement accounts of $3,933, or 8.5%. Average deposit balances for 2023 were $2,868,823 compared to $2,614,423 for 2022, an increase of 9.7%. Noninterest bearing deposits averaged $934,741 for 2023, compared to $937,890 for 2022, decreasing $3,149, or 0.3%. Savings, NOW, and MMDA accounts averaged $855,946 for 2023 compared to $1,423,134 for 2022, decreasing $567,188, or 39.9%. Average certificates of deposit decreased $281,549 to total an average balance of $534,947 for 2023.

The average daily amount of deposits (all in domestic offices) and average rates paid on such deposits is summarized for the years indicated.

	2023		2022
	Average balance	Average rate paid	Average balance	Average rate paid
	(Dollars in thousands)
Noninterest-bearing demand deposits	$900,124	N/A	$937,890	N/A
Interest-bearing demand deposits	497,512	0.03%	544,351	0.03%
Savings, including Money Market deposit accounts	858,551	1.15%	878,783	0.15%
Certificates of deposit, including IRA’s	578,032	4.12%	253,399	0.95%
	$2,834,219		$2,614,423

Uninsured deposits at December 31, 2023 and 2022 were $499,429 and $563,092, respectively. Uninsured deposits as of December 31, 2023 and 2022 are based on estimates and include portions of FDIC-insured deposit accounts that exceed the insurance limit of $250,000 per separately insured depositor.

Maturities of certificates of deposits and individual retirement accounts (IRAs) of more than $250,000 outstanding at December 31, 2023 are summarized as follows.

	Certificates of Deposits	Individual Retirement Accounts	Total
	(Dollars in thousands)
3 months or less	$26,470	$0	$26,470
Over 3 through 6 months	25,861	1,080	26,941
Over 6 through 12 months	30,717	1,540	32,257
Over 12 months	12,185	305	12,490
	$95,233	$2,925	$98,158

FHLB advances decreased $56,886 from December 31, 2022 to December 31, 2023. Short-term FHLB advances decreased $55,700 year over year due to an increase in over night funding. The remaining difference is long-term FHLB advances decreased due to the repayments in 2023

Other borrowings decreased $5,656 from December 31, 2022 to December 31, 2023. Other borrowings decreased due to borrowings at the CLF division.

Civista no longer offers repurchase agreements in the form of sweep accounts to commercial checking account customers, as of July 2023. These repurchase agreements totaled $0 at December 31, 2023 compared to $25,143 at December 31, 2022. U.S. Treasury securities and obligations of U.S. government agencies maintained under Civista’s control were pledged as collateral for the repurchase agreements. Additional detail related to these repurchase agreements can be found in Note 12 to the Consolidated Financial Statements.

Swap liabilities decreased $4,098 from December 31, 2022 to December 31, 2023. The decrease is primarily the result of decreases in the fair value of swap liabilities as compared to December 31, 2022.

Total shareholders’ equity increased $37,166, or 11.1%, during 2023 to $372,002. Shareholders' equity increased due to net income of $42,964, partially offset by $9,599 of dividends on common shares and a one-time CECL adoption adjustment of $5,193. Additionally, $984 was recognized as stock-based compensation in 2023 in connection with the grant of restricted common shares. Accumulated other comprehensive income increased $9,747 due to an increase in the fair value of securities available for sale, net of tax and a $768 increase in the Company’s pension liability, net of tax. The Company repurchased treasury shares for $1,628. For further explanation of these items, see Note 1, Note

15 and Note 16 to the Consolidated Financial Statements. The Company paid $0.61 per common share in dividends in 2023 compared to $0.56 per common share in dividends in 2022.

Total outstanding common shares at December 31, 2023 were 15,695,424, which decreased from 15,728,234 common shares outstanding at December 31, 2022. Common shares outstanding was impacted by the Company’s repurchase of 90,423 common shares during 2023 at an average repurchase price of $18.01. The Company repurchased 84,230 common shares pursuant to a stock repurchase program announced on May 8, 2023, pursuant to which the Company is authorized to repurchase a maximum aggregate value of $13,500 of the Company’s common shares until May 2, 2024. An additional 6,193 common shares were surrendered by officers to the Company to pay taxes upon vesting of restricted shares and 1,740 restricted common shares were forfeited. The repurchase of common shares was offset by the grant of 47,536 restricted common shares to certain officers under the Company’s 2014 Incentive Plan. In addition, 1,817 common shares were issued to Civista directors in 2023 as a retainer payment for service on the Civista Board of Directors.

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

The Company’s net income primarily depends on its net interest income, which is the difference between the interest income earned on interest-earning assets, such as loans and securities, and interest expense incurred on interest-bearing liabilities, such as deposits and borrowings. The level of net interest income is dependent on the interest rate environment and the volume and composition of interest-earning assets and interest-bearing liabilities. Net income is also affected by provisions for credit losses, service charges, gains on the sale of assets, other non-interest income, noninterest expense and income taxes.

Comparison of Results of Operations for the Years Ended December 31, 2023 and December 31, 2022

Net Income

The Company’s net income for the year ended December 31, 2023 was $42,964, compared to $39,427 for the year ended December 31, 2022. The change in net income was the result of the items discussed in the following sections.

Net Interest Income

Net interest income for 2023 was $125,496, an increase of $15,292, or 13.9%, from 2022. From 2022 to 2023, average earning assets increased 11.6%, interest income increased $56,579, and interest expense on interest-bearing liabilities increased $41,287. The Company continually examines its rate structure to ensure that its interest rates are competitive and reflective of the current rate environment in which it competes.

Total interest income increased $56,579 to $182,734 for the year ended December 31, 2023, which is attributable to an increase of $52,702 in interest and fees on loans. This change was the result of an increase in the average balance of loans, accompanied by a higher yield on the portfolio. The average balance of loans increased by $523,715, or 23.8%, to $2,722,797 for the year ended December 31, 2023, as compared to $2,199,082 for the year ended December 31, 2022. The loan yield increased to 5.90% for 2023, from 4.69% in 2022.

Interest on taxable securities increased $2,595 to $11,718 for the year ended December 31, 2023, compared to $9,123 for the same period in 2022. The average balance of taxable securities increased $22,372 to $363,972 for the year ended December 31, 2023, as compared to $341,600 for the year ended December 31, 2022. The yield on taxable securities increased 39 basis points to 2.88% for 2023, compared to 2.49% for 2022. Interest on tax-exempt securities increased $1,423 to $9,282 for the year ended December 31, 2023, compared to $7,859 for the same period in 2022. The average balance of tax-exempt securities increased $18,697 to $282,678 for the year ended December 31, 2023 as compared to $263,981 for the year ended December 31, 2022. The yield on tax-exempt securities increased 23 basis points to 3.79% for 2023, compared to 3.56% for 2022.

Total interest expense increased $41,287 or 258.8%, to $53,763 for the year ended December 31, 2023, compared with $4,732 for the same period in 2022. The increase in interest expense can be attributed to an increase in the average rate paid, accompanied by an increase in the average balance of interest-bearing liabilities. For the year ended December 31, 2023, the average balance of interest-bearing liabilities increased $398,903 to $2,405,655 , as compared to $2,006,752 for the year ended December 31, 2022. Interest incurred on deposits increased by $29,915 to $33,755 for the year ended December 31, 2023, compared to $3,840 for the same period in 2022. The increase in deposit expense was due to a increase in the average rate paid, as the average rate paid on demand and savings accounts increased from 0.15% in 2022 to 1.15% in 2023 and the average rate paid on time deposits increased from 0.95% in 2022 to 4.125% in 2023, which was coupled with an increase in the average balance of interest-bearing deposits of $258,499 for the year ended December 31, 2023 as compared to the same period in 2022. Interest expense incurred on FHLB advances and subordinated debentures increased 93.9% from 2022. The increase was due to an increase in the average balance of short-term FHLB balances and subordinated debentures to $280,887 and $66,875, respectively, accompanied by an increase in rates. The average balance of other borrowings decreased $17,823 for the period ended December 31, 2023.

Refer to “Distribution of Assets, Liabilities and Shareholders’ Equity; Interest Rates and Interest Differential” and “Changes in Interest Income and Interest Expense Resulting from Changes in Volume and Changes in Rate” on pages 43 through 45 for further analysis of the impact of changes in interest-bearing assets and liabilities on the Company’s net interest income.

Provision and Allowance for Credit Losses

The Company’s policy is to maintain the allowance for credit losses at a level sufficient to provide for probable losses incurred in the current portfolio. Management believes the analysis of the allowance for credit losses supported a reserve of $37,160 at December 31, 2023. The Company provides for credit losses through regular provisions to the allowance for credit losses as necessary. The amount of the provision is affected by loan charge-offs, recoveries and changes in specific and general allocations required for the allowance for credit losses. A number of factors impact the provisions for credit losses, such as the level of higher risk loans in the portfolio, changes in practices related to loans, changes in collateral values and other factors. We continue to actively manage this process and have provided to maintain the reserve at a level that assures adequate coverage ratios.

Provisions for credit losses totaled $4,435 in 2023, $1,752 in 2022 and $830 in 2021. The Company’s provision for credit losses increased $2,683 during 2023, as compared to 2022, primarily to support strong organic loan growth in the portfolio. In addition, a one-time CECL adoption adjustment of $5,964 was incurred in the first quarter of 2023.

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

Noninterest Income

Noninterest income increased $8,087, or 27.8%, to $37,164 for the year ended December 31, 2023, from $29,076 for the comparable 2022 period. The increase was primarily due to increases in lease revenue of $5,285, service charges of $512, bank owned life insurance of $128 and other operating items of $2,508. Which were partially offset by decreases in net gain on equity securities of $139, and net gain on sale of loans and leases of $489.

Net gain on sale of loans and leases decreased by $489 for 2023, primarily as a result of a decrease in volume of loans sold. During the twelve-months ended December 31, 2023, 349 loans were sold, totaling $103,036. During the twelve-months ended December 31, 2022, 692 loans were sold, totaling $131,193. Service charges increased due to increased ATM fees of $381. Lease revenue and residual income increased due to a full year of operations for CLF. Other income increased due to increases in wire transfer fees, merchant credit card fees, loan servicing fees, amortization of mortgage servicing rights and fee income from the acquisition of CLF.

Noninterest Expense

Noninterest expense increased $17,118, or 18.9%, to $107,611 for the year ended December 31, 2023, from $90,493 for the comparable 2022 period. The increase was primarily due to increases in compensation expense of $7,230, net occupancy expense of $694, equipment expense of $6,015, amortization expense of $283, software expense of $734, FDIC assessments of $840 and other operating expense of $2,242, increases were partially offset by decreases in data processing expense of $546, professional services of $436, and marketing expense of $161.

The increase in compensation expense was due to increased payroll, payroll taxes, employee insurance and commissions and incentives. The average full time equivalent (FTE) employees were 531 at December 31, 2023, an increase of 50 FTEs over 2022 due to a full year of the additional employees resulting from the prior year acquisitions of Comunibanc and VFG. The increase in net occupancy expense was due to increases in building repairs and maintenance and building depreciation. The increase in equipment expense was due to a general increase in computer, printer, office and security equipment costs and an increase in equipment depreciation related to the acquisition of VFG in October 2022. The increase in FDIC assessments was attributable to higher assessment multipliers charged to Civista. The increase in amortization expense is related to the a full year of amortization of assets acquired in the acquisition of Comunibanc Corp in July 2022. Software expense increase due to a general increase in legacy software maintenance contracts. Other operating expenses increased due to increases in travel, lodging and meals, donations, and bad check expense. The decrease in data processing expense was due to no additional acquisitions in 2023 compared to prior year. The decrease in professional services was due to decreases in legal and audit fees, as well as a decrease in marketing expense due to no additional marketing for new acquisitions compared to the previous year.

Income Tax Expense

Income tax expense was $7,649 in 2023 compared to $7,608 in 2022. Income tax expense as a percentage of pre-tax income was 15.1% in 2023 compared to 16.2% in 2022. A lower federal effective tax rate than the statutory rate of 21% in 2023 and 2022 is primarily due to tax-exempt interest income from state and municipal investments, municipal loans, income from BOLI and low income housing credits.

Comparison of Results of Operations for the Years Ended December 31, 2022 and December 31, 2021

A discussion regarding our financial condition and results of operations for the year ended December 31, 2022 and year-to-year comparisons between 2022 and 2021, which are not included in this Annual Report on Form 10-K, can be found under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and are incorporated by reference herein.

Changes in Interest Income and Interest Expense

Resulting from Changes in Volume and Changes in Rate

The following table sets forth, for the periods indicated, a summary of the changes in interest income and interest expense resulting from changes in volume and changes in rate (Amounts in thousands):

	Increase (decrease) due to:
	Volume (1)	Rate (1)	Net
2023 compared to 2022
Interest income:
Loans	$22,820	$29,882	$52,702
Taxable securities	1,106	1,489	2,595
Nontaxable securities	896	527	1,423
Interest-bearing deposits in other banks	(1,651)	1,510	(141)
Total interest income	$23,171	$33,408	$56,579
Interest expense:
Savings and interest-bearing demand accounts	$(70)	$6,317	$6,247
Certificates of deposit	6,014	17,654	23,668
Short-term Federal Home Loan Bank advances	10,767	1,160	11,927
Long-term Federal Home Loan Bank advances	(710)	266	(444)
Securities sold under repurchase agreements	(6)	(1)	(7)
Federal funds purchased	—	—	—
Other borrowings	5	1,063	1,068
Subordinated debentures	(978)	(194)	(1,172)
Total interest expense	$15,022	$26,265	$41,287
Net interest income	$8,149	$7,143	$15,292
2022 compared to 2021
Interest income:
Loans	$7,250	$7,921	$15,171
Taxable securities	3,457	193	3,650
Nontaxable securities	2,295	(686)	1,609
Interest-bearing deposits in other banks	(393)	1,064	671
Total interest income	$12,609	$8,492	$21,101
Interest expense:
Savings and interest-bearing demand accounts	$104	$119	$223
Certificates of deposit	(128)	(430)	(558)
Short-term Federal Home Loan Bank advances	2,566	—	2,566
Long-term Federal Home Loan Bank advances	(556)	(97)	(653)
Securities sold under repurchase agreements	(3)	(9)	(12)
Federal funds purchased	—	5	5
Other borrowings	(298)	2,223	1,925
Subordinated debentures	2,313	513	2,826
Total interest expense	$3,998	$2,324	$6,322
Net interest income	$8,611	$6,168	$14,779

(1)
The change in interest income and interest expense due to changes in both volume and rate, which cannot be segregated, has been allocated proportionately to the change due to volume and the change due to rate.

Distribution of Assets, Liabilities and Shareholders’ Equity;

Interest Rates and Interest Differential

The following table sets forth, for the years ended December 31, 2023, 2022 and 2021, the distribution of assets, including interest amounts and average rates of major categories of interest-earning assets and noninterest-earning assets (Amounts in thousands):

	2023			2022			2021
Assets	Average balance	Interest	Yield/ rate	Average balance	Interest	Yield/ rate	Average balance	Interest	Yield/ rate
Interest-earning assets:
Loans (1)(2)(3)(5)	$2,722,797	$160,755	5.90%	$2,286,928	$108,053	4.72%	$2,127,157	$92,882	4.37%
Taxable securities (4)	363,972	11,718	2.88%	341,600	9,123	2.49%	232,813	5,473	2.41%
Non-taxable securities (4)(5)	282,678	9,282	3.79%	263,981	7,859	3.56%	217,786	6,250	3.96%
Interest-bearing deposits in other banks	21,551	979	4.54%	146,849	1,120	0.76%	347,573	449	0.13%
Total interest earning assets	3,390,998	182,734	5.35%	3,039,358	126,155	4.16%	2,925,329	105,054	3.68%
Noninterest-earning assets:
Cash and due from financial institutions	39,219			84,777			35,404
Premises and equipment, net	58,456			34,577			22,617
Accrued interest receivable	11,499			8,650			8,010
Intangible assets	133,626			96,492			84,747
Other assets	63,152			50,765			37,378
Bank owned life insurance	54,211			50,076			46,435
Less allowance for loan losses	(33,814)			(27,721)			(26,366)
Total	$3,717,347			$3,336,974			$3,133,554

(1)
For purposes of these computations, the daily average loan amounts outstanding are net of unearned income and include loans held for sale.
(2)
Included in loan interest income are loan fees of $2,960 in 2023, $2,024 in 2022 and $1,661 in 2021.
(3)
Non-accrual loans are included in loan totals and do not have a material impact on the analysis presented.
(4)
Average balance is computed using the carrying value of securities. The average yield has been computed using the historical amortized cost average balance for available for sale securities.
(5)
Yield/Rate is calculated using the tax-equivalent adjustment of 21% for 2023, 2022 and 2021.

Distribution of Assets, Liabilities and Shareholders’ Equity;

Interest Rates and Interest Differential (Continued)

The following table sets forth, for the years ended December 31, 2023, 2022 and 2021, the distribution of liabilities, including interest amounts and average rates of major categories of interest-bearing liabilities and shareholders’ equity (Amounts in thousands):

	2023			2022			2021
Liabilities and Shareholders’ Equity	Average balance	Interest	Yield/ rate	Average balance	Interest	Yield/ rate	Average balance	Interest	Yield/ rate
Interest-bearing liabilities:
Savings and interest-bearing demand accounts	$1,356,789	$7,689	0.57%	$1,423,134	$1,442	0.01%	$1,315,220	$1,219	0.09%
Certificates of deposit	578,243	26,066	4.51%	253,399	2,398	0.95%	265,294	2,956	1.11%
Short-term Federal Home Loan Bank advances	280,887	14,493	5.16%	66,875	2,566	3.84%	—	—	—
Long-term Federal Home Loan Bank advances	2,909	66	2.27%	45,325	510	1.13%	94,041	1,163	1.24%
Other borrowings	74,025	4,058	5.48%	91,848	5,243	5.70%	100,250	3,312	3.30%
Securities sold under repurchase agreements	8,685	4	0.05%	22,293	11	0.05%	26,165	23	0.09%
Federal funds purchased	244	13	5.33%	137	6	4.38%	137	1	0.73%
Subordinated debentures	103,873	4,849	4.67%	103,741	3,781	3.64%	36,785	955	2.66%
Total interest-bearing liabilities	2,405,655	57,238	2.38%	2,006,752	15,957	0.79%	1,837,892	9,629	0.53%
Noninterest-bearing liabilities:
Demand deposits	917,005			937,890			907,591
Other liabilities	50,963			76,189			38,868
	967,968			1,014,079			946,459
Shareholders’ equity	343,724			316,143			349,203
Total	$3,717,347			$3,336,974			$3,133,554
Net interest income and interest rate spread (1)		$125,496	2.97%		$110,198	3.37%		$95,425	3.15%
Net interest margin (2)			3.70%			3.65%			3.35%

(1)
Interest rate spread is calculated by subtracting the rate on average interest-bearing liabilities from the yield on average interest-earning assets.
(2)
Net interest margin is calculated by dividing tax-equivalent adjusted net interest income by average interest-earning assets.

Liquidity and Capital Resources

Civista maintains a conservative liquidity position. All securities are classified as available for sale. At December 31, 2023, securities with maturities of one year or less totaled $2,652, or 0.4% of the total securities portfolio. The available for sale portfolio helps to provide Civista with the ability to meet its funding needs. The Consolidated Statements of Cash Flows contained in the Consolidated Financial Statements detail the Company’s cash flows from operating activities resulting from net earnings.

Net cash provided by operating activities was $62,698, $25,183, and $40,761 for 2023, 2022 and 2021, respectively. The primary additions to cash from operating activities are from net income, adjusted for amortization of intangible assets, amortization of securities net of accretion, the provision for credit losses, depreciation and proceeds from sale of loans. The primary use of cash from operating activities is from loans originated for sale. Net cash used for investing activities was $311,784, $410,364, and $130,496 in 2023, 2022 and 2021, respectively, principally reflecting our loan and investment security activities. Deposits and borrowings comprised most of our financing activities, which resulted in net cash provided of $266,131, $164,303, and $216,925 in 2023, 2022 and 2021, respectively.

Future loan demand of Civista can be funded by increases in deposit accounts, proceeds from payments on existing loans, the maturity of securities and the sale of securities classified as available for sale. Additional sources of funds may also come from borrowing in the Federal Funds market and/or borrowing from the FHLB. As of December 31, 2023, Civista had total credit availability with the FHLB of $791,637, of which $364,792 was outstanding, including standby letters of credit of $24,400.

On a separate entity basis, CBI’s primary source of funds is dividends paid by its subsidiaries, primarily by Civista. Generally, subject to applicable minimum capital requirements, Civista may declare and pay a dividend without the approval of the Federal Reserve Bank of Cleveland (the “Federal Reserve Bank”) and the ODFI, provided the total dividends in a calendar year do not exceed the total of its profits for that year combined with its retained profits for the two preceding years. At December 31, 2023, Civista was able to pay approximately $56,886 of dividends to CBI without obtaining regulatory approval. During 2023, Civista paid dividends totaling $28,100 to CBI. This represented approximately 65 percent of Civista’s earnings for the year.

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

Capital Adequacy

Shareholders’ equity totaled $372,002 at December 31, 2023 compared to $334,835 at December 31, 2022. The increase in shareholders’ equity resulted primarily from net income of $42,964, which was partially offset by a $768 net increase in the Company’s pension liability and an increase in the fair value of securities available for sale, net of tax, of $9,747, together with dividends on common shares of $9,599 and repurchase of common shares totaling $1,628 during 2023 pursuant to the Company’s publicly-announced share purchase programs.

During the first quarter of 2015, the Company adopted the new BASEL III regulatory capital framework as approved by the federal banking agencies. In addition to the other required capital ratios, the BASEL III rules also require the Company to maintain minimum amounts and ratios of Common Equity Tier 1 (“CET1”) capital to risk-weighted assets (as these terms are defined in the BASEL III rules). Under the BASEL III rules, the Company elected to opt-out of including accumulated other comprehensive income in regulatory capital. All of the Company’s capital ratios exceeded the regulatory minimum guidelines as of December 31, 2023 and 2022 as identified in the following table:

	Total Risk Based Capital	Tier I Risk Based Capital	CET1 Risk Based Capital	Leverage Ratio
Company Ratios—December 31, 2023	14.4%	10.7%	9.7%	8.8%
Company Ratios—December 31, 2022	14.1%	10.4%	9.4%	8.7%
For Capital Adequacy Purposes	8.0%	6.0%	4.5%	4.0%
To Be Well Capitalized Under Prompt Corrective Action Provisions	10.0%	8.0%	6.5%	5.0%

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

Tier 2 capital, which can be included in the total capital ratio, includes certain capital instruments (such as subordinated debt) and limited amounts of the allowance for loan and lease losses, subject to certain eligibility criteria, less applicable deductions.

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

The BASEL III regulatory capital rules and regulations also place restrictions on the payment of capital distributions, including dividends, and certain discretionary bonus payments to executive officers if the company does not hold a capital conservation buffer of at least 2.5 percent composed of CET1 capital above its minimum risk-based capital requirements, or if its eligible retained income is negative in that quarter and its capital conservation buffer ratio was less than 2.5 percent at the beginning of the quarter.

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

Fair Value of Financial Instruments

The Company has disclosed the fair value of its financial instruments at December 31, 2023 and 2022 in Note 17 to the Consolidated Financial Statements. The fair value of loans at December 31, 2023 was 94.9% of the carrying value compared to 96.5% at December 31, 2022. The fair value of deposits at December 31, 2023 was 100.0% of the carrying value compared to 100.0% at December 31, 2022. Changes in fair value were primarily due to changes in the discount values used to measure fair value.

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

The Federal Reserve Board, together with the OCC and FDIC, adopted a Joint Agency Policy Statement on interest-rate risk, effective June 26, 1996. The policy statement provides guidance to examiners and bankers on sound practices for managing interest-rate risk, which will form the basis for ongoing evaluation of the adequacy of interest-rate risk management at supervised institutions. The policy statement also outlines fundamental elements of sound management that have been identified in prior Federal Reserve guidance and discusses the importance of these elements in the context of managing interest-rate risk. Specifically, the guidance emphasizes the need for active board of director and senior management oversight and a comprehensive risk-management process that effectively identifies, measures, and controls interest-rate risk. Financial institutions derive their income primarily from the excess of interest collected over interest paid. The rates of interest an institution earns on its assets and owes on its liabilities generally are established contractually for a period of time. Since market interest rates change over time, an institution is exposed to lower profit margins (or losses) if it cannot adapt to interest-rate changes. For example, assume that an institution’s assets carry intermediate- or long-term fixed rates and that those assets were funded with short-term liabilities. If market interest rates rise by the time the short-term liabilities must be refinanced, the increase in the institution’s interest expense on its liabilities may not be sufficiently offset if assets continue to earn at the long-term fixed rates. Accordingly, an institution’s profits could decrease on existing assets because the institution will have either lower net interest income or, possibly, net interest expense. Similar risks exist when assets are subject to contractual interest-rate ceilings, or rate sensitive assets are funded by longer-term, fixed-rate liabilities in a decreasing-rate environment.

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

The following table provides information about the Company’s financial instruments that were sensitive to changes in interest rates as of December 31, 2023 and 2022, based on certain prepayment and account decay assumptions that management believes are reasonable. Although the Company had derivative financial instruments as of December 31, 2023 and 2022, the changes in fair value of the assets and liabilities of the underlying contracts offset each other. For more information about derivative financial instruments see Note 22 to the Consolidated Financial Statements. Expected maturity date values for interest-bearing core deposits were calculated based on estimates of the period over which the deposits would be outstanding. The Company’s borrowings were tabulated by contractual maturity dates and without regard to any conversion or repricing dates.

Net Portfolio Value

	December 31, 2023			December 31, 2022
Change in Rates	Dollar Amount	Dollar Change	Percent Change	Dollar Amount	Dollar Change	Percent Change
+200bp	$603,656	$(4,077)	(1)%	$571,328	$14,733	3%
+100bp	608,399	666	0%	566,596	10,001	2%
Base	607,733	—	—	556,595	—	—
-100bp	605,047	(2,686)	(0)%	548,575	(8,020)	(1)%
-200bp	591,305	(16,428)	(3)%	526,702	(29,893)	(5)%

The change in net portfolio value from December 31, 2022 to December 31, 2023, can be attributed to a couple of factors. The yield remains inverted, and the short end has steepened since the end of the year. Additionally, both the volume and mix of assets and funding sources has changed. The volume of loans has increased, and the asset mix remains centered on loans. The volume of certificates of deposit has increased and both non-maturing deposits and borrowed money have decreased. The volume and mix shifts from the end of the year contributed to an increase in the base net portfolio value. Beyond the change in the base level of net portfolio value, projected movements in rates, up or down, would also lead to changes in market values. A 200 basis point change in the rates up scenario would lead to a slightly larger decrease in the market value of assets than liabilities. Accordingly, we see a decrease in the net portfolio value. A 200 basis points change in the rates down scenario would lead to a larger increase in the market value of liabilities than in assets, leading to a decrease in the net portfolio value.

Critical Accounting Policies

Allowance for Credit losses: The allowance for credit losses is regularly reviewed by management to determine that the amount is considered adequate to absorb probable losses in the loan portfolio. If not, an additional provision is made to increase the allowance. This evaluation includes specific loss estimates on certain individually reviewed impaired loans, the pooling of commercial credits risk graded as special mention and substandard that are not individually analyzed, and general loss estimates that are based upon the size, quality, and concentration characteristics of the various loan portfolios, adverse situations that may affect a borrower’s ability to repay, and current economic and industry conditions, among other items.

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

Note 1 and Note 5 to the Consolidated Financial Statements provide additional information regarding the Allowance for Credit losses.

Goodwill: The Company accounts for business combinations using the acquisition method of accounting. Accordingly, the identifiable assets acquired and the liabilities assumed are recorded at their estimated fair values as of the date of acquisition with any excess of the cost of the acquisition over the fair value recorded as goodwill. The Company performs an evaluation of goodwill for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The evaluation for impairment involves comparing the current estimated fair value of the Company to its carrying value. If the current estimated fair value exceeds the carrying value, no additional testing is required and an impairment loss is not recorded. If the estimated fair value is less than the carrying value, further valuation procedures are performed that could result in impairment of goodwill being recorded. Management estimated the fair value of the Reporting Unit as of the measurement date utilizing four valuation approaches: the comparable transactions approach, the control premium approach, the public market peers control premium approach and the discounted cash flow approach. These approaches were all considered in reaching a conclusion on fair value. The estimated fair value of the Reporting Unit was then compared to the current carrying value to determine if impairment had occurred. It is our opinion that, as of the November 30, 2023 measurement date, the aggregate fair value of the Reporting Unit exceeds the carrying value of the Reporting Unit. Therefore management concluded that goodwill was not impaired and made no adjustment in 2023.

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

Available for Sale (“AFS”) Debt Securities: For AFS securities in an unrealized loss position, management assesses whether (i) we intend to sell, or (ii) it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If either case is affirmative, any previously recognized allowances are charged-off and the security's amortized cost is written down to fair value through income. If neither case is affirmative, the security is evaluated to determine whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency and any adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income. Adjustments to the allowance are reported in our income statement as a component of credit loss expense. AFS securities are charged-off against the allowance or, in the absence of any allowance, written down through income when deemed uncollectible by management or when either of the aforementioned criteria regarding intent or requirement to sell is met.

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

Management assessed the Company’s system of internal control over financial reporting as of December 31, 2023, in relation to criteria for effective internal control over financial reporting as described in “2013 Internal Control – Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concludes that, as of December 31, 2023, its system of internal control over financial reporting is effective and meets the criteria of the “2013 Internal Control – Integrated Framework”. FORVIS, LLP, independent registered public accounting firm, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023.

Management is responsible for compliance with the federal and state laws and regulations concerning dividend restrictions and federal laws and regulations concerning loans to insiders designated by the FDIC as safety and soundness laws and regulations. Management has assessed compliance by the Company with the designated laws and regulations relating to safety and soundness. Based on the assessment, management believes that the Company complied, in all significant respects, with the designated laws and regulations related to safety and soundness for the year ended December 31, 2023.

Dennis G. Shaffer	Todd A. Michel
President and Chief Executive Officer	Senior Vice President, Controller

Sandusky, Ohio
March 14, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders, Board of Directors and Audit Committee

Civista Bancshares, Inc.

Sandusky, Ohio

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Civista Bancshares, Inc. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2024, expressed an unqualified opinion thereon.

Change in Accounting Principle

As discussed in Notes 1 and 5 to the consolidated financial statements, the Company changed its method of accounting for the allowance for credit losses as of January 1, 2023 due to the adoption of Accounting Standards Update No. 2016-13, which established Accounting Standards Codification Topic 326, Financial Instruments - Credit Losses.

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

Critical Audit Matters12F

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

Allowance for Credit Losses

As discussed in Notes 1 and 5 to the consolidated financial statements, the Company’s loan portfolio and the associated allowance for credit losses (“ACL”) were $2.9 billion and $37.2 million as of December 31, 2023, respectively. The Company estimates the ACL at a level that is appropriate to cover estimated credit losses based on internal and external information relating to past events, current conditions, and reasonable and supportable forecasts. The Company uses the discounted cash flow method for all loan segments to estimate expected losses on a collective (pool) basis for loans that share similar risk characteristics. For each loan segment, the Company generates cash flow projections at the instrument level adjusting payment expectations for estimated prepayment speed, curtailments, time to recovery, probability of default and loss given default. Additional qualitative adjustments are applied for risk factors that are not considered within the modeling process but are relevant in assessing the expected credit losses within the loan segments. Consideration is given to the following factors: changes in experience and depth of lending and management staff; changes in quality of credit review system; changes in nature and volume of portfolio; changes in past due, classified and nonaccrual loans; changes in economic and business conditions; changes in competition or legal and regulatory requirements; changes in concentrations within the portfolio; and changes in underlying collateral for collateral dependent loans. Loans that do not share risk characteristics are evaluated on an individual basis.

We identified the valuation of the ACL as a critical audit matter. The principal considerations for that determination included the high degree of judgment and subjectivity involved in evaluating management’s estimates, particularly as it related to evaluating management’s assessment of the qualitative factors. This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the reasonableness of management’s significant estimates and assumptions.

Our primary audit procedures performed related to the ACL included:

•
Obtained an understanding of the Company's process for establishing the ACL, including the qualitative and forecast factor adjustments of the ACL
•
Evaluated the design and tested the operating effectiveness of controls related to management's determination of the ACL, including controls over:
o
Management's process for identification, basis for development and related adjustments; including reasonableness, of the qualitative factor components of the ACL
o
Management's review of reliability and accuracy of data used to calculate and estimate the various components of the ACL, including accuracy of the calculation
•
Evaluated and tested the data and inputs within the ACL calculation for completeness and accuracy including mathematical accuracy for the calculation.
•
Evaluated the qualitative factors for appropriate identification and application including reasonableness of the basis for adjustment.
•
Evaluated the mathmatical accuracy of formulas used in setting qualitative factors and application of the factors to loan segments.
•
Utilized the assistance of the firm's internal specialists to test the mathematical operation of the model.
•
Evaluated the reasonableness of management's application of qualitative factor adjustments to historical loss rates in the ACL, including:
o
Evaluated completeness and accuracy of the information utilized as a basis for the qualitative factors to third party or internal sources
o
Evaluated the relevance of inputs in the calculation utilized as a basis for the qualitative factors

We have served as the Company’s auditor since 2021.

FORVIS, LLP

Cincinnati, Ohio

March 14, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders, Board of Directors and Audit Committee

Civista Bancshares, Inc.

Sandusky, Ohio

Opinion on the Internal Control over Financial Reporting

We have audited Civista Bancshares, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of December 31, 2023 and 2022, and for each of the three years in the period ended December 31, 2023, and our report dated March 14, 2024, expressed an unqualified opinion on those financial statements.

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

FORVIS, LLP

Cincinnati, Ohio

March 14, 2024

CIVISTA BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2023 and 2022

(Amounts in thousands, except share data)

	2023	2022
ASSETS
Cash and due from financial institutions	$60,406	$43,361
Cash and cash equivalents	60,406	43,361
Investments in time deposits	1,225	1,477
Securities available for sale	618,272	615,402
Equity securities	2,169	2,190
Loans held for sale	1,725	683
Loans, net of allowance of $37,160 and $28,511	2,824,568	2,619,770
Other securities	29,998	33,585
Premises and equipment, net	56,769	64,018
Accrued interest receivable	12,819	11,178
Goodwill	125,520	125,695
Other intangible assets	9,508	10,759
Bank owned life insurance	61,335	53,543
Swap assets	12,481	16,579
Deferred taxes	18,357	18,449
Other assets	26,266	22,756
Total assets	$3,861,418	$3,639,445
LIABILITIES
Deposits
Noninterest-bearing	$771,699	$896,333
Interest-bearing	2,213,329	1,723,651
Total deposits	2,985,028	2,619,984
Short-term Federal Home Loan Bank advances	338,000	393,700
Long-term Federal Home Loan Bank advances	2,392	3,578
Securities sold under agreements to repurchase	—	25,143
Subordinated debentures	103,943	103,799
Secured borrowings	—	101,615
Other borrowings	9,859	15,516
Swap liabilities	12,481	16,579
Accrued expenses and other liabilities	37,713	24,696
Total liabilities	3,489,416	3,304,610
SHAREHOLDERS’ EQUITY
Common stock, no par value, 40,000,000 shares authorized, 19,288,674 shares issued at December 31, 2023 and 19,231,061 shares issued at December 31, 2022	311,166	310,182
Accumulated earnings	183,788	156,492
Treasury stock, 3,593,250 common shares at December 31, 2023 and 3,502,827 common shares at December 31, 2022, at cost	(75,422)	(73,794)
Accumulated other comprehensive loss	(47,530)	(58,045)
Total shareholders’ equity	372,002	334,835
Total liabilities and shareholders’ equity	$3,861,418	$3,639,445

CIVISTA BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended December 31, 2023, 2022 and 2021

(Amounts in thousands, except per share data)

	2023	2022	2021
Interest and dividend income
Loans, including fees	$160,755	$108,053	$92,882
Taxable securities	11,718	9,123	5,473
Tax-exempt securities	9,282	7,859	6,250
Federal funds sold and other	979	1,120	449
Total interest and dividend income	182,734	126,155	105,054
Interest expense
Deposits	33,755	3,840	4,175
Federal Home Loan Bank advances	14,559	3,076	1,163
Subordinated debentures	4,849	3,781	955
Securities sold under agreements to repurchase and other	4,075	5,254	3,336
Total interest expense	57,238	15,951	9,629
Net interest income	125,496	110,204	95,425
Provision for credit losses	4,435	1,752	830
Net interest income after provision for credit losses	121,061	108,452	94,595
Noninterest income
Service charges	7,206	7,074	5,905
Net gain on sale of securities	0	10	1,786
Net gain (loss) on equity securities	(21)	118	186
Net gain on sale of loans and leases	2,908	3,397	8,042
ATM/Interchange fees	5,880	5,499	5,443
Wealth management fees	4,767	4,902	4,857
Lease revenue & residual income	7,595	2,310	—
Bank owned life insurance	1,112	984	1,200
Tax refund processing fees	2,375	2,375	2,375
Swap fees	673	247	207
Other	4,668	2,160	1,451
Total noninterest income	37,163	29,076	31,452
Noninterest expense
Compensation expense	58,291	51,061	44,690
Net occupancy expense	5,395	4,701	4,213
Equipment expense	11,085	5,070	1,838
Contracted data processing	2,242	2,788	1,725
FDIC Assessment	1,637	797	1,056
State franchise tax	2,026	1,975	2,184
Professional services	4,952	5,388	2,715
Amortization of intangible assets	1,579	1,296	890
ATM/Interchange expense	2,420	2,248	2,314
Marketing expense	1,352	1,513	1,103
Software maintenance expenses	4,167	3,433	2,755
Other operating expenses	12,465	10,223	12,183
Total noninterest expense	107,611	90,493	77,666
Income before income taxes	50,613	47,035	48,381
Income taxes	7,649	7,608	7,835
Net income	42,964	39,427	40,546
Net income available to common shareholders	$42,964	$39,427	$40,546
Earnings per common share, basic	$2.73	$2.60	$2.63
Earnings per common share, diluted	$2.73	$2.60	$2.63

CIVISTA BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years ended December 31, 2023, 2022 and 2021

(Amounts in thousands)

	2023	2022	2021
Net income	$42,964	$39,427	$40,546
Other comprehensive income (loss):
Unrealized holding gains (loss) on available for sale securities	12,330	(85,517)	(8,570)
Tax effect	(2,583)	18,079	1,799
Reclassification of gains recognized in net income	—	(10)	(1)
Tax effect	—	2	—
Pension liability adjustment	972	736	992
Tax effect	(204)	(155)	(209)
Reclassification of actuatial gain recognized in net income	—	—	240
Tax effect	—	—	(50)
Total other comprehensive income (loss)	10,515	(66,865)	(5,799)
Comprehensive income (loss)	$53,479	$(27,438)	$34,747

CIVISTA BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Years ended December 31, 2023, 2022 and 2021

(Amounts in thousands, except share data)

	Common Shares		Accumulated	Treasury	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Earnings	Stock	Income (Loss)	Equity
Balance, December 31, 2020	15,898,032	$277,039	$93,048	$(34,598)	$14,619	$350,108
Net income			40,546			40,546
Other comprehensive loss					(5,799)	(5,799)
Stock-based compensation	44,633	702				702
Common share dividends ($0.52 per share)			(8,036)			(8,036)
Repurchase of common stock	(988,465)			(22,309)		(22,309)
Balance, December 31, 2021	14,954,200	$277,741	$125,558	$(56,907)	$8,820	$355,212
Net income			39,427			39,427
Other comprehensive income					(66,865)	(66,865)
Stock-based compensation	36,461	819				819
Common share dividends ($0.56 per share)			(8,493)			(8,493)
Stock issued for acquisition of Comunibanc Corp.	984,723	21,122				21,122
Stock issued for acquisition of Vision Financial Group, Inc.	500,293	10,500				10,500
Repurchase of common stock	(747,443)	—		(16,887)		(16,887)
Balance, December 31, 2022	15,728,234	$310,182	$156,492	$(73,794)	$(58,045)	$334,835
Cumulative-effect adjustment for adoption of ASC 326			(6,069)
Balance January 1, 2023	15,728,234	$310,182	$150,423	$(73,794)	$(58,045)	$328,766
Net income			42,964			42,964
Other comprehensive income					10,515	10,515
Stock-based compensation	57,613	984				984
Common share dividends ($0.61 per share)			(9,599)			(9,599)
Repurchase of common stock	(90,423)	—		(1,628)		(1,628)
Balance, December 31, 2023	15,695,424	$311,166	$183,788	$(75,422)	$(47,530)	$372,002

CIVISTA BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2023, 2022 and 2021

(Amounts in thousands)

	2023	2022	2021
Cash flows from operating activities:
Net income	$42,964	$39,427	$40,546
Adjustments to reconcile net income to net cash from operating activities
Time deposits amortization	7	8	8
Security amortization, net	468	1,607	1,376
Depreciation	10,760	4,456	1,976
Amortization of core deposit intangible	1,579	1,296	890
Amortization of net deferred loan fees	(1,299)	(2,859)	(10,738)
Loss on sale of fixed assets	(82)	0	0
Net gain on sale of securities	0	(10)	(1,786)
Net (gain) loss on equity securities	21	(118)	(186)
Provision for loan losses	4,435	1,752	830
Loans and leases originated for sale	(101,170)	(126,507)	(255,265)
Proceeds from sale of loans and leases	103,036	131,193	268,336
Net gain on sale of loans	(2,908)	(3,397)	(8,042)
Increase in cash surrender value of bank owned life insurance	(1,112)	(984)	(1,200)
Share-based compensation	984	819	702
Deferred taxes	(675)	483	1,319
Change in:
Accrued interest payable	8,858	302	111
Accrued interest receivable	(1,641)	(2,049)	2,036
Other, net	(1,527)	(20,236)	(152)
Net cash provided by operating activities	62,698	25,183	40,761
Cash flows used for investing activities:
Investments in time securities
Maturities	245	1312	980
Purchases	—	(245)	(245)
Securities available for sale
Maturities, prepayments and calls	23,138	49,276	61,927
Sales	—	57,332	1,810
Purchases	(14,146)	(128,860)	(268,309)
Purchases of other securities	(32,311)	(16,646)	—
Redemption of other securities	35,898	1,625	3,526
Purchase of equity securities	—	(1,000)	—
Purchases of bank owned life insurance	(7,000)	—	—
Proceeds from bank owned life insurance	320	—	535
Net change in loans	(314,499)	(315,190)	71,072
Proceeds from sale of OREO properties	—	—	122
Acquisitions, net of cash	—	(51,643)	—
Premises and equipment purchases	(3,429)	(6,508)	(1,927)
Disposal of premises and equipment	0	183	13
Net cash used in investing activities	(311,784)	(410,364)	(130,496)

CIVISTA BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

Years ended December 31, 2023, 2022 and 2021

(Amounts in thousands)

	2023	2022	2021
Cash flows from financing activities:
Increase (decrease) in deposits	365,044	(67,911)	227,303
Net change in short-term FHLB advances	(1,186)	393,700	—
Repayment of long-term FHLB advances	(55,700)	(93,128)	(50,000)
Change in other borrowings	(5,657)	(42,626)	—
Proceeds from subordinated debentures	—	—	73,386
Increase (decrease) in securities sold under repurchase agreements	(25,143)	(352)	(3,419)
Repurchase of common stock	(1,628)	(16,887)	(22,309)
Cash dividends paid	(9,599)	(8,493)	(8,036)
Net cash provided by financing activities	266,131	164,303	216,925
Increase (decrease) in cash and due from financial institutions	17,045	(220,878)	127,190
Cash and cash equivalents at beginning of year	43,361	264,239	137,049
Cash and cash equivalents at end of year	$60,406	$43,361	$264,239
Supplemental disclosures of cash flow information:
Interest paid	$48,380	$10,696	$6,206
Income taxes paid	9,510	3,145	6,180
Transfer of loans from portfolio to other real estate owned	—	—	72
Securities purchased not settled	—	1,338	3,524

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

CIVISTA BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023, 2022 and 2021

(Amounts in thousands, except share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following is a summary of the accounting policies adopted by Civista Bancshares, Inc., which have a significant effect on the Consolidated Financial Statements.

Nature of Operations and Principles of Consolidation: The Consolidated Financial Statements include the accounts of Civista Bancshares, Inc. (“CBI”) and its wholly-owned direct and indirect subsidiaries: Civista Bank (“Civista”), First Citizens Insurance Agency, Inc. (“FCIA”), Water Street Properties, Inc. (“WSP”), CIVB Risk Management, Inc. (“CRMI”), First Citizens Capital LLC (“FCC”) and First Citizens Investments, Inc. (“FCI”). The above companies together are sometimes referred to as the “Company”. Intercompany balances and transactions are eliminated in consolidation.

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

Civista Leasing and Finance ("CLF"), formerly known as Vision Financial Group, Inc. ("VFG") was acquired in the fourth quarter of 2022 as a wholly owned subsidiary of Civista. Effective as of August 31, 2023, VFG was merged with and into Civista, and CLF is now operated as a full-service general equipment leasing and financing division of Civista. The operations of CLF are located in Pittsburgh, Pennsylvania.

FCIA was formed to allow the Company to participate in commission revenue generated through its third party insurance agreement. Insurance commission revenue was less than 1.0% of total revenue for each of the years ended December 31, 2023, 2022 and 2021. WSP was formed to hold repossessed assets of CBI’s subsidiaries. WSP revenue was less than 1% of total revenue for each of the years ended December 31, 2023, 2022 and 2023. CRMI was formed in 2017 to provide property and casualty insurance coverage to CBI and its subsidiaries for which insurance may not be currently available or economically feasible in the insurance marketplace. CRMI revenue was less than 1% of total revenue for each of the years ended December 31, 2023, 2022 and 2021. FCC was formed as a wholly-owned subsidiary of Civista in Wilmington, Delaware to hold inter-company debt. The operations of FCC were discontinued December 31, 2021. FCI is wholly-owned by Civista and holds and manages its securities portfolio. The operations of FCI are located in Wilmington, Delaware.

Use of Estimates: To prepare financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP"), management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and future results could differ. The allowance for credit losses, determination of goodwill impairment, fair values of financial instruments, valuation of deferred tax assets, pension obligations and other-than-temporary-impairment of securities are considered material estimates that are particularly susceptible to significant change in the near term.

Cash Flows: Cash and cash equivalents include cash on hand and demand deposits with financial institutions with original maturities of less than 90 days. Net cash flows are reported for customer loan and deposit transactions, interest bearing deposits in other financial institutions, federal funds purchased, short-term borrowings and repurchase agreements. The Company routinely maintains balances that exceed FDIC insured limits but believes the risk of loss is very low with respect to such deposits.

CIVISTA BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023, 2022 and 2021

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

Other securities which include Federal Home Loan Bank ("FHLB") stock, Federal Reserve Bank (“FRB”) stock, Federal Agricultural Mortgage Corporation stock, United Bankers' Bancorporation Inc. (“UBBI”) stock, and Norwalk Community Development Corporation (“NCDC”) stock are carried at cost.

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

The Company provides financing leases for the purchase of business equipment. At the inception of each lease, the lease receivables, together with the present value of the estimated unguaranteed residual values are recorded as lease receivables within loans in the consolidated financial statements. Direct financing leases are carried at the aggregate of lease payments plus estimated residual value of the leased property, net of unamortized deferred lease origination fees and costs and unearned income. Only those costs incurred as a direct result of closing a lease transaction are capitalized and all initial direct costs are expensed immediately. Interest income on direct financing leases is recognized over the term of the lease to achieve a constant periodic rate of return on the outstanding investment.

CIVISTA BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023, 2022 and 2021

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

CIVISTA BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023, 2022 and 2021

(Amounts in thousands, except share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Portfolio Segmentation (“Pooled Loans”)

Portfolio segmentation is defined as the pooling of loans based upon similar risk characteristics such that quantitative methodologies and qualitative adjustment factors for estimating the allowance for credit losses are constructed for each segment. The Company has identified nine portfolio segments of loans including Commercial & Agriculture, Commercial Real Estate – Owner Occupied, Commercial Real Estate – Non-Owner Occupied, Residential Real Estate, Real Estate Construction, Home Equity Line of Credit, Farm Real Estate, Lease Financing Receivable and Consumer and Other Loans.

The allowance for credit losses for Pooled Loans is estimated based upon periodic review of the collectability of the loans quantitatively correlating historical loan experience with reasonable and supportable forecasts using forward looking information. The Company utilized a discounted cash flow (DCF) method to estimate the quantitative portion of the allowance for credit losses for loans evaluated on a collective pooled basis. For each segment, a loss driver analysis (LDA) was performed in order to identify appropriate loss drivers and create a regression model for use in forecasting cash flows. The LDA utilized the Company’s own Federal Financial Institutions Examination Council’s (“FFIEC”) Call Report data for all segments except indirect auto and all new and unknown values. Peer data was incorporated into the analysis for all segments except indirect auto and all new and unknown values. The Company uses regression analysis to determine suitable loss drivers to utilize when modeling lifetime probability of default and loss given default for the changes in the economic factors for the loss driver segments. The identified loss drivers for all segments as of December 31, 2023 are national unemployment rate and national gross domestic product growth. Peer data is utilized in our model as more statistically supportable data. The Company uses actual loss data for the lease portfolio due to a lack of appropriate peer leasing data to forecast loss drivers.

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

Adjustments to the quantitative evaluation may be made to account for differences in current or expected qualitative risk characteristics such as changes in: (i) lending policies and procedures; (ii) experience and depth of lending and management staff; (iii) quality of credit review system; (iv) nature and volume of portfolio; (v) past due, classified and non accrual loans; (vi) economic and business conditions; (vii) competition or legal and regulatory requirements; (viii) concentrations within the portfolio; (ix) underlying collateral for collateral dependent loans.

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

CIVISTA BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023, 2022 and 2021

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

CIVISTA BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023, 2022 and 2021

(Amounts in thousands, except share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Reserve for Unfunded Commitments

The reserve for unfunded commitments (the “Unfunded Reserve”) represents the expected credit losses on off-balance sheet commitments such as unfunded commitments to extend credit and standby letters of credit. No allowance is recognized if the Company has the unconditional right to cancel the obligation. The Company is defining unconditionally cancelable in its literal sense, meaning that a commitment may be cancelled by the Company for any, or for no reason whatsoever. However, the Company in its business dealings, has no practical history of unconditionally canceling commitments. Commitments are not typically cancelled until a default or a defined condition occurs. Being that its historical practice has been to not cancel credit commitments unconditionally, the Company has made the decision to reserve for Unfunded Commitments. The Unfunded Reserve is recognized as a liability (included within other liabilities in the Consolidated Balance Sheets), with adjustments to the reserve recognized as noninterest expense in the Consolidated Statements of Operations. The Unfunded Reserve is determined by estimating expected future fundings, under each segment, and applying the expected loss rates. Expected future fundings over the estimated life of commitments are based on historical averages of funding rates (i.e., the likelihood of draws taken). To estimate future fundings on unfunded balances, current funding rates are compared to historical funding rates. Estimate of credit losses are determined using the same loss rates as funded loans.

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

CIVISTA BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023, 2022 and 2021

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

CIVISTA BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023, 2022 and 2021

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

CIVISTA BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023, 2022 and 2021

(Amounts in thousands, except share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Federal Home Loan Bank (FHLB) Stock: Civista is a member of the FHLB of Cincinnati and as such, is required to maintain a minimum investment in stock of the FHLB that varies with the level of advances outstanding with the FHLB. The stock is bought from and sold to the FHLB based upon its $100 par value. The stock does not have a readily determinable fair value and as such is classified as restricted stock, carried at cost and evaluated for impairment by management. The stock’s value is determined by the ultimate recoverability of the par value rather than by recognizing temporary declines. The determination of whether the par value will ultimately be recovered is influenced by criteria such as the following: (a) the significance of the decline in net assets of the FHLB as compared to the capital stock amount and the length of time this situation has persisted, (b) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance, (c) the impact of legislative and regulatory changes on the customer base of the FHLB, and (d) the liquidity position of the FHLB. With consideration given to these factors, management concluded that the FHLB stock was not impaired at December 31, 2023 or 2022. FHLB Stock is included in Other Securities on the Consolidated Balance Sheet

Federal Reserve Bank (FRB) Stock: Civista is a member of the Federal Reserve System. FRB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value. FRB Stock is included in Other Securities on the Consolidated Balance Sheet.

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

CIVISTA BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023, 2022 and 2021

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

December 31, 2023, 2022 and 2021

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

Comprehensive Income (Loss): Comprehensive income consists of net income and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains and losses on securities available for sale and changes in the funded status of the pension plan.

Loss Contingencies: Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe that any such loss contingencies currently exist that will have a material effect on the financial statements.

Restrictions on Cash: Cash on hand or on deposit with the Federal Reserve Bank is required to meet regulatory reserve and clearing requirements. These balances do not earn interest. The required reserve amount at December 31, 2023 was $0. The Company did not have any cash pledged as collateral on its interest rate swaps with third party financial institutions at December 31, 2023.

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

CIVISTA BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023, 2022 and 2021

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

Revisions: Certain revisions have been made to the 2022 and 2021 consolidated financial statements. The fair market value for loans disclosed in Note 17 as of December 31, 2022, was revised from $2,160,920 to $2,528,906 due to an error in the calculation. Loans and secured borrowings increased $101,615 in the Consolidated Balance Sheet as of December 31, 2022, for certain loan participations sold that were deemed to not qualify for sales accounting under ASC 860. Interest income and interest expense increased $4,902 and $3,312, respectively in the Consolidated Statement of Operations as of and for the years ended December 31, 2022 and 2021 for certain loan participations sold that were deemed to not qualify for sales accounting under ASC 860. These revisions did not have a significant impact on the consolidated financial statement line items impacted and had no effect on net income.

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

CIVISTA BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023, 2022 and 2021

(Amounts in thousands, except share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

team. However, the financial impact on our financial condition, results of operations and cash flows will depend on the population of contracts that are still outstanding on the date the underlying indexes are no longer published.

In November 2023, the FASB issued ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures." The amendments apply to all public entities that are required to report segment information in accordance with FASB ASC Topic 280, Segment Reporting. The amendments in the ASU are intended to improve reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The amendments require that a public entity disclose, on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker ("CODM") and included within each reported measure of segment profit or loss. Public entities are required to disclose, on an annual and interim basis, an amount for other segment items by reportable segment and a description of its composition. In addition, public entities must provide all annual disclosures about a reportable segment’s profit or loss and assets currently required by FASB ASC Topic 280, Segment Reporting, in interim periods. The amendments clarify that if the CODM uses more than one measure of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources, a public entity may report one or more of those additional measures of segment profit. However, at least one of the reported segment profit or loss measures (or the single reported measure, if only one is disclosed) should be the measure that is most consistent with the measurement principles used in measuring the corresponding amounts in the public entity’s consolidated financial statements. The Amendments require that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Finally, the amendments require that a public entity that has a single reportable segment provide all the disclosures required by the amendments in the ASU and all existing segment disclosures in ASC Topic 280. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. A public entity should apply the amendments retrospectively to all prior periods presented in the financial statements. Upon transition, the segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. The Company is currently evaluating the potential impacts related to the adoption of the ASU.

In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures." The amendments require that public business entities on an annual basis (a) disclose specific categories in the rate reconciliation and (b) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income or loss by the applicable statutory income tax rate). The amendments also require that all entities disclose on an annual basis the amount of income taxes paid (net of refunds received) disaggregated by federal (national), state, and foreign taxes, and the amount of income taxes paid (net of refunds received) disaggregated by individual jurisdictions in which income taxes paid (net of refunds received) is equal to or greater than 5 percent of total income taxes paid (net of refunds received). The amendments require that all entities disclose income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign and income tax expense (or benefit) from continuing operations disaggregated by federal (national), state, and foreign. The ASU is effective for public business entities for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The amendments should be applied on a prospective basis. Retrospective application is permitted. The Company is currently evaluating the potential impacts related to the adoption of the ASU.

CIVISTA BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023, 2022 and 2021

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

The assets and liabilities of Comunibanc Corp. were recorded on the Company’s Consolidated Balance Sheet at their preliminary estimated fair values as of July 1, 2022, the acquisition date. The Company recorded $26,209 in goodwill and $4,426 in core deposit intangibles, representing the principal change in goodwill and intangibles from December 31, 2021. None of the purchase price is deductible for tax purposes.

At the time of the merger, Comunibanc Corp had total consolidated assets of $315,083, including $175,500 in loans, and $271,081 in deposits. The transaction was recorded as a purchase and, accordingly, the operating results of Comunibanc Corp. and HCB have been included in the Company’s Consolidated Financial Statements since the close of business on July 1, 2022.

Identifiable intangibles are amortized to their estimated residual values over the expected useful lives. Such lives are also periodically reassessed to determine if any amortization period adjustments are required. The identifiable intangible assets consist of core deposit intangible which is being amortized over the estimated useful life. The gross carrying amount of the core deposit intangible at December 31, 2022 was $3,999 .

In connection with the Comunibanc merger in 2022, the Company incurred additional third-party acquisition-related costs of $2.9 million. These expenses are comprised of employee benefits of $210.7 thousand, occupancy and equipment expenses of $110.7 thousand, software expense of $36.0 thousand, consulting and other professional fees of $905.2 thousand, data processing costs of $1.0 million and other operating expenses of $647.5 thousand in the Company’s Consolidated Statement of Operations for the twelve-month period ended December 31, 2022.

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

December 31, 2023, 2022 and 2021

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

December 31, 2023, 2022 and 2021

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

The assets and liabilities of VFG were recorded on the Company’s Consolidated Balance Sheet at their preliminary estimated fair values as of October 3, 2022, the acquisition date. The Company recorded $22,635 in goodwill, representing the principal change in goodwill from December 31, 2021. None of the purchase price is deductible for tax purposes.

At the time of the acquisition, VFG had total consolidated assets of $93,870, including $62,712 in loans and leases. The transaction was recorded as a purchase and, accordingly, the operating results of VFG have been included in the Company’s Consolidated Financial Statements since the close of business on October 3, 2022. Effective as of August 31, 2023, VFG was merged with and into Civista, and CLF is now operated as a full-service general equipment leasing and financing division of Civista.

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

December 31, 2023, 2022 and 2021

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

December 31, 2023, 2022 and 2021

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

The amount of goodwill recorded reflects the excess purchase price over the estimated fair value of the net assets acquired.
NOTE 3 - SECURITIES

The amortized cost and fair value of available for sale securities and the related gross unrealized gains and losses recognized were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
2023
U.S. Treasury securities and obligations of U.S. government agencies	$71,418	$315	$(4,075)	$67,658
Obligations of states and political subdivisions	359,452	2,725	(23,578)	338,599
Mortgage-back securities in government sponsored entities	242,022	19	(30,026)	212,015
Total debt securities	$672,892	$3,059	$(57,679)	$618,272

CIVISTA BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023, 2022 and 2021

(Amounts in thousands, except share data)

NOTE 3 – SECURITIES (Continued)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
2022
U.S. Treasury securities and obligations of U.S. government agencies	$66,495	$20	$(5,486)	$61,029
Obligations of states and political subdivisions	350,104	784	(33,640)	317,248
Mortgage-back securities in government sponsored entities	265,752	15	(28,642)	237,125
Total debt securities	$682,351	$819	$(67,768)	$615,402

The amortized cost and fair value of securities at year end 2023 by contractual maturity were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	Available for sale
	Amortized Cost	Fair Value
Due in one year or less	$2,652	$2,652
Due from one to five years	78,395	73,198
Due from five to ten years	38,867	37,397
Due after ten years	310,956	293,010
Mortgage-backed securities in government sponsored entities	242,022	212,015
Total securities available for sale	$672,892	$618,272

Securities with a carrying value of $211,616 and $218,344 were pledged as of December 31, 2023 and 2022, respectively, to secure public deposits, other deposits and liabilities as required or permitted by law.

Proceeds from sales of securities, gross realized gains and gross realized losses were as follows:

	2023	2022	2021
Sale proceeds	$—	$57,332	$1,810
Gross realized gains	—	—	1,785
Gross realized losses	—	—	—
Gains from securities called or settled by the issuer	—	10	1

Debt securities with unrealized losses at year end 2023 and 2022 not recognized in income were as follows:

2023	12 Months or less		More than 12 months		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury securities and obligations of U.S. government agencies	$224	$(1)	$56,760	$(4,074)	$56,984	$(4,075)
Obligations of states and political subdivisions	19,168	(78)	162,291	(23,500)	181,459	(23,578)
Mortgage-backed securities in gov’t sponsored entities	20,112	(522)	189,319	(29,504)	209,431	(30,026)
Total temporarily impaired	$39,504	$(601)	$408,370	$(57,078)	$447,874	$(57,679)

CIVISTA BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023, 2022 and 2021

(Amounts in thousands, except share data)

NOTE 3 – SECURITIES (Continued)

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

At December 31, 2023, the Company owned 394 securities that were considered temporarily impaired. The unrealized losses on these securities have not been recognized into income because the issuers’ bonds are of high

CIVISTA BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023, 2022 and 2021

(Amounts in thousands, except share data)

NOTE 3 – SECURITIES (Continued)

credit quality, management has the intent and ability to hold these securities for the foreseeable future, and the decline in fair value is largely due to changes in market interest rates. The Company also considers sector specific credit rating changes in its analysis. The fair value is expected to recover as the securities approach their maturity date or reset date. The Company does not intend to sell until recovery and does not believe selling will be required before recovery.

The following table presents the net gains and losses on equity investments recognized in earnings at year-end 2023 and 2022, and the portion of unrealized gains and losses for the period that relates to equity investments held at year-end 2023 and 2022:

	2023	2022
Net gains (losses) recognized on equity securities during the year	$(21)	$118
Less: Net gains realized on the sale of equity securities during the period	—	—
Unrealized gains (losses) recognized in equity securities held at December 31	$(21)	$118

NOTE 4 - LOANS

Loans at year-end were as follows:

	2023	2022
Commercial & Agriculture	$304,793	$278,595
Commercial Real Estate - Owner Occupied	377,321	371,147
Commercial Real Estate - Non-Owner Occupied	1,161,894	1,018,736
Residential Real Estate	659,841	552,781
Real Estate Construction	260,409	243,127
Farm Real Estate	24,771	24,708
Lease financing receivable	54,642	36,797
Consumer and Other	18,056	20,775
Loan participations sold, reflected as secured borrowings	—	101,615
Total Loans	2,861,727	2,648,281
Allowance for credit losses	(37,160)	(28,511)
Net loans	$2,824,567	$2,619,770

Included in Commercial & Agriculture loans as of December 31, 2023 and 2022 is $326 and $566, respectively, of Paycheck Protection Program (“PPP”) loans.

CIVISTA BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023, 2022 and 2021

(Amounts in thousands, except share data)

NOTE 4 – LOANS (Continued)

Included in total loans above are deferred loan fees of $2,743 and $1,652 at December 31, 2023 and 2022, respectively.

Scheduled maturities of lease financing receivables at December 31, 2023 were as follows:

2024	$8,834
2025	3,255
2026	5,829
2027	13,158
2028	12,468
Thereafter	11,098
Total	$54,642

Loans to principal officers, directors, and their affiliates at year-end 2023 and 2022 were as follows:

	2023	2022
Balance - Beginning of year	$21,107	$17,447
New loans and advances	1,477	15,408
Repayments	(2,205)	(9,255)
Effect of changes to related parties	(9,829)	(2,493)
Balance - End of year	$10,550	$21,107

The Company had credit lines to principal officers, directors, and their affiliates with an availability of $7,231 and $8,017 as of December 31, 2023 and 2022, respectively.

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

At December 31, 2023 Civista had PPP loans outstanding of $326.

CIVISTA BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023, 2022 and 2021

(Amounts in thousands, except share data)

NOTE 5 - ALLOWANCE FOR CREDIT LOSSES

The following tables present, by portfolio segment, the changes in the allowance for credit losses, the ending allocation of the allowance for losses and the loan balances outstanding for the years ended December 31, 2023, 2022 and 2021.

Allowance for credit losses:

December 31, 2023	Beginning balance	CECL Adoption Day 1 Impact	Impact of Adopting ASC 326 - PCD Loans [1]	Charge-offs	Recoveries	Provision (Credit)	Ending Balance
Commercial & Agriculture	$3,011	$429	$—	$(1,300)	$177	$5,270	$7,587
Commercial Real Estate:
Owner Occupied	4,565	1,075	19	—	15	(951)	4,723
Non-Owner Occupied	14,138	(2,847)	—	—	46	719	12,056
Residential Real Estate	3,145	2,762	166	(17)	134	2,299	8,489
Real Estate Construction	2,293	1,502	—	—	37	(444)	3,388
Farm Real Estate	291	(28)	—	—	—	(3)	260
Lease Financing Receivable	429	1,743	635	—	—	(2,510)	297
Consumer and Other	98	201	77	(114)	43	36	341
Unallocated	541	(541)	—	—	—	19	19
Total	$28,511	$4,296	$897	$(1,431)	$452	$4,435	$37,160

[1] Day 1 impact of $1,668 of adopting ASC 326-PCD loans was netted by changes in estimates of $771

For the year ended December 31, 2023, the Company provided $4,435 to the allowance for credit losses, as compared to a provision of $1,752 for the year ended December 31, 2022. The increase in the provision was to support strong organic loan growth in the portfolio. A one-time CECL adoption adjustment of $4,296 along with a $897 adjustment related to ASC 326 adoption was incurred in the first quarter of 2023.

For the year ended December 31, 2023, the allowance for Commercial & Agriculture loans increased due to an increase in general reserves required for this type as a result of an increase in loan balances, accompanied by an increase in classified loan balances. The result was represented as an increase in the provision. The allowance for Commercial Real Estate – Owner Occupied loans increased due to an increase in general reserves required for this type as a result of increased loan balances, partially offset by a decrease in classified loan balances. The result was represented as an increase in the provision. The allowance for Commercial Real Estate – Non-Owner Occupied loans decreased due to a decrease in general reserves required as a result of an increase in loan balances, offset by a decrease in loss rates and classified loan balances. This was represented as a decrease in the provision. The allowance for Residential Real Estate loans increased due to an increase in general reserves required for this type as a result of increased loan balances. The result was represented by an increase in the provision. The allowance for Consumer and Other loans decreased due to a decrease in loan balances. This was represented as a decrease in the provision. Management feels that the unallocated amount is appropriate and within the relevant range for the allowance that is reflective of the risk in the portfolio at December 31, 2022.

CIVISTA BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023, 2022 and 2021

(Amounts in thousands, except share data)

NOTE 5 - ALLOWANCE FOR CREDIT LOSSES (Continued)

Allowance for loan losses:

December 31, 2022	Beginning Balance	Charge-offs	Recoveries	Provision (Credit)	Ending Balance
Commercial & Agriculture	$2,600	$(22)	$24	$409	$3,011
Commercial Real Estate:
Owner Occupied	4,464	—	42	59	4,565
Non-Owner Occupied	13,860	—	74	204	14,138
Residential Real Estate	2,597	(97)	163	482	3,145
Real Estate Construction	1,810	—	4	479	2,293
Farm Real Estate	287	—	6	(2)	291
Lease Financing Receivable	0	(23)		452	429
Consumer and Other	176	(80)	27	(25)	98
Unallocated	847	—	—	(306)	541
Total	$26,641	$(222)	$340	$1,752	$28,511

For the year ended December 31, 2022, the Company provided $1,752 to the allowance for loan losses, as compared to a provision of $830 for the year ended December 31, 2021. The increase in the provision was to support strong organic loan growth in the portfolio. Of this increase, $452,000 was provided to cover lease production from our CLF subsidiary since acquisition. Civista strengthened the reserve in 2020 due to the 2020 economic shutdown and restrictions in response to the ongoing COVID-19 pandemic. While conditions improved in 2021 due to vaccinations and booster shots, ongoing challenges due to supply chain and workforce shortages slowed the process improvement. Our risk profile has steadily improved since peak levels, but we remain cautious given the impact of higher inflationary costs, rising interest rates and other pre-recessionary conditions that impact loan customers. Our Commercial and Commercial Real Estate portfolios have been, and are expected to continue to be, impacted the most.

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

CIVISTA BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023, 2022 and 2021

(Amounts in thousands, except share data)

NOTE 5 - ALLOWANCE FOR CREDIT LOSSES (Continued)

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

CIVISTA BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023, 2022 and 2021

(Amounts in thousands, except share data)

NOTE 5 - ALLOWANCE FOR CREDIT LOSSES (Continued)

The following table present, by portfolio segment, the allocation of the allowance for loan losses and related loan balances as of December 31, 2022.

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

The following tables represent credit exposures by internally assigned risk ratings for the periods ended December 31, 2023 and 2022. The risk rating analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements as scheduled or at all. The Company's internal credit risk grading system is based on experiences with similarly graded loans.

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

CIVISTA BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023, 2022 and 2021

(Amounts in thousands, except share data)

NOTE 5 - ALLOWANCE FOR CREDIT LOSSES (Continued)

•
Loss – loans classified as a loss are considered uncollectible, or of such value that continuance as an asset is not warranted.
•
Unrated – Generally, Residential Real Estate, Real Estate Construction and Consumer and Other loans are not risk-graded, except when collateral is used for a business purpose.

	Term Loans Amortized Cost Basis by Origination Year
								Revolving
								Loans
							Revolving	Converted
December 31, 2023	2023	2022	2021	2020	2019	Prior	Loans	to Term	Total
Commercial & Agriculture
Pass	$56,359	$64,250	$52,258	$17,622	$9,516	$14,088	$82,982	$—	$297,075
Special Mention	774	—	287	1,690	—	106	169	—	3,026
Substandard	396	86	67	131	271	73	3,668	—	4,692
Doubtful	—	—	—	—	—	—	—	—	—
Total Commercial & Agriculture	$57,529	$64,336	$52,612	$19,443	$9,787	$14,267	$86,819	$—	$304,793
Commercial & Agriculture:
Current-period gross charge-offs	$—	$673	$532	$—	$—	$95	$—	$—	$1,300

Commercial Real Estate - Owner Occupied
Pass	$36,030	$82,502	$67,904	$56,069	$29,784	$92,750	$5,844	$—	$370,883
Special Mention	526	217	739	517	-	188	—	—	2,187
Substandard	—	231	—	—	3,098	922	—	—	4,251
Doubtful	—	—	—	—	—	—	—	—	—
Total Commercial Real Estate - Owner Occupied	$36,556	$82,950	$68,643	$56,586	$32,882	$93,860	$5,844	$—	$377,321
Commercial Real Estate - Owner Occupied:
Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial Real Estate - Non-Owner Occupied
Pass	$183,439	$269,334	$198,832	$136,031	$120,659	$206,267	$23,016	$—	$1,137,578
Special Mention	—	5,774	6,171	—	-	8,688	277	—	20,910
Substandard	—	—	—	—	122	3,284	—	—	3,406
Doubtful	—	—	—	—	—	—	—	—	—
Total Commercial Real Estate - Non-Owner Occupied	$183,439	$275,108	$205,003	$136,031	$120,781	$218,239	$23,293	$—	$1,161,894
Commercial Real Estate - Non-Owner Occupied:
Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Residential Real Estate
Pass	$90,770	$124,695	$97,661	$71,379	$33,534	$78,894	$157,083	$—	$654,016
Special Mention	—	—	221	97	—	245	—	—	563
Substandard	186	342	684	82	582	2,063	1,323	—	5,262
Doubtful	—	—	—	—	—	—	—	—	—
Total Residential Real Estate	$90,956	$125,037	$98,566	$71,558	$34,116	$81,202	$158,406	$—	$659,841
Residential Real Estate:
Current-period gross charge-offs	$—	$6	$—	$—	$—	$11	$—	$—	$17

CIVISTA BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023, 2022 and 2021

(Amounts in thousands, except share data)

NOTE 5 - ALLOWANCE FOR CREDIT LOSSES (Continued)

								Revolving
								Loans
							Revolving	Converted
December 31, 2023	2023	2022	2021	2020	2019	Prior	Loans	to Term	Total

Real Estate Construction
Pass	$108,606	$105,222	$20,960	$6,739	$2,699	$2,635	$9,335	$—	$256,196
Special Mention	—	1,226	926	2,019	—	—	—	—	4,171
Substandard	—	—	42	—	—	—	—	—	42
Doubtful	—	—	—	—	—	—	—	—	—
Total Real Estate Construction	$108,606	$106,448	$21,928	$8,758	$2,699	$2,635	$9,335	$—	$260,409
Real Estate Construction:
Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Farm Real Estate
Pass	$2,207	$967	$2,256	$4,462	$789	$12,528	$1,292	$—	$24,501
Special Mention	—	—	—	—	—	20	—	—	20
Substandard	—	—	—	—	—	250	—	—	250
Doubtful	—	—	—	—	—	—	—	—	—
Total Farm Real Estate	$2,207	$967	$2,256	$4,462	$789	$12,798	$1,292	$—	$24,771
Farm Real Estate:
Current-period charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Lease Financing Receivables
Pass	$28,177	$13,924	$6,620	$3,678	$1,725	$1	$—	$—	$54,125
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	8	38	61	231	17	—	—	355
Doubtful	—	139	—	15	8	—	—	—	162
Total Lease Financing Receivables	$28,177	$14,071	$6,658	$3,754	$1,964	$18	$—	$—	$54,642
Lease Financing Receivables:
Current-period charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer and Other
Pass	$6,510	$4,135	$3,615	$1,578	$509	$248	$1,424	$—	$18,019
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	2	14	15	—	6	—	—	37
Doubtful	—	—	—	—	—	—	—	—	—
Total Consumer and Other	$6,510	$4,137	$3,629	$1,593	$509	$254	$1,424	$—	$18,056
Consumer and Other:
Current-period charge-offs	$6	$40	$40	$7	$13	$3	$5	$—	$114
Total Loans	$513,980	$673,054	$459,295	$302,185	$203,527	$423,273	$286,413	$—	$2,861,727
Total Loans:
Current-period charge-offs	$7	$719	$572	$7	$13	$109	$5	$—	$1,431

CIVISTA BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023, 2022 and 2021

(Amounts in thousands, except share data)

NOTE 5 - ALLOWANCE FOR CREDIT LOSSES (Continued)

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

The following table presents performing and nonperforming loans based solely on payment activity for the year ended December 31, 2022 that had not been assigned an internal risk grade.

December 31, 2022	Residential Real Estate	Real Estate Construction	Consumer and Other	Total
Performing	$432,790	$44,172	$19,773	$496,735
Nonperforming	—	—	—	—
Total	$432,790	$44,172	$19,773	$496,735

CIVISTA BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023, 2022 and 2021

(Amounts in thousands, except share data)

NOTE 5 - ALLOWANCE FOR CREDIT LOSSES (Continued)

The following tables include an aging analysis of the recorded investment of past due loans outstanding as of December 31, 2023 and 2022.

December 31, 2023	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Loans	Past Due 90 Days and Accruing
Commercial & Agriculture	$1,228	$471	$1,999	$3,698	$301,095	$304,793	$73
Commercial Real Estate:
Owner Occupied	4	—	123	127	377,194	377,321	—
Non-Owner Occupied	—	—	—	0	1,161,894	1,161,894	—
Residential Real Estate	4,581	1,180	1,642	7,403	652,438	659,841	—
Real Estate Construction	—	—	—	—	260,409	260,409	—
Farm Real Estate	—	—	—	—	24,771	24,771	—
Lease Financing Receivables	950	410	373	1,733	52,909	54,642	—
Consumer and Other	172	23	2	197	17,859	18,056	—
Total	$6,935	$2,084	$4,139	$13,158	$2,848,569	$2,861,727	$73

December 31, 2022	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Purchased Credit- Impaired Loans	Total Loans	Past Due 90 Days and Accruing
Commercial & Agriculture	$247	$78	$534	$859	$276,873	$863	$278,595	$—
Commercial Real Estate:
Owner Occupied	21	13	76	110	369,049	1,988	371,147	—
Non-Owner Occupied	—	—	1,164	1,164	1,017,453	119	1,018,736	—
Residential Real Estate	3,133	857	1,107	5,097	546,270	1,414	552,781	—
Real Estate Construction	—	—	219	219	242,908	—	243,127	—
Farm Real Estate	7	—	—	7	24,701	—	24,708	—
Lease Financing Receivables	1,040	—	341	1,381	35,416	—	36,797
Consumer and Other	293	49	74	416	20,358	1	20,775	—
Total	$4,741	$997	$3,515	$9,253	$2,533,028	$4,385	$2,546,666	$—

The following table presents loans on nonaccrual status as of December 31, 2023.

December 31, 2023	Nonaccrual loans with a related ACL	Nonaccrual loans without a related ACL	Total Nonaccrual loans	Interest Income Recognized
Commercial & Agriculture	$914	$4,891	$5,805	$9
Commercial Real Estate:
Owner Occupied	269	3	272	7
Non-Owner Occupied	—	1,167	1,167	—
Residential Real Estate	—	4,633	4,633	26
Real Estate Construction	—	41	41	—
Farm Real Estate	—	—	—	—
Lease Financing Receivables	15	492	507	—
Consumer and Other	—	42	42	4
Total	$1,198	$11,269	$12,467	$46

CIVISTA BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023, 2022 and 2021

(Amounts in thousands, except share data)

NOTE 5 - ALLOWANCE FOR CREDIT LOSSES (Continued)

The following table presents loans on nonaccrual status as of December 31, 2022, excluding PCI loans.

2022
Commercial & Agriculture	$774
Commercial Real Estate:
Owner Occupied	386
Non-Owner Occupied	1,109
Residential Real Estate	3,926
Real Estate Construction	221
Farm Real Estate	—
Lease Financing Receivables	—
Consumer and Other	91
Total	$6,507

Nonaccrual Loans: Loans are considered for nonaccrual status upon reaching 90 days delinquency, unless the loan is well secured and in the process of collection, although Civista may be receiving partial payments of interest and partial repayments of principal on such loans. When a loan is placed on nonaccrual status, previously accrued but unpaid interest is deducted from interest income. A loan may be returned to accruing status only if one of three conditions are met: the loan is well-secured and none of the principal and interest has been past due for a minimum of 90 days; the loan is a TDR and the borrower has made a minimum of six months payments; or the principal and interest payments are reasonably assured and a sustained period of performance has occurred, generally six months. The gross interest income that would have been recorded on nonaccrual loans in 2023, 2022 and 2021 if the loans had been current in accordance with their original terms and had been outstanding throughout the period or since origination, if held for part of the period, was $446, $384 and $307, respectively. The amount of interest income on such loans recognized on a cash basis was $343 in 2023, $451 in 2022 and $716 in 2021.

TDRs and Loan Modifications: Prior to the adoption of ASU 2022-02, a modification of a loan constitutes a TDR when Civista for economic or legal reasons related to a borrower’s financial difficulties grants a concession to the borrower that it would not otherwise consider. Civista offers various types of concessions when modifying a loan, however, forgiveness of principal is rarely granted. Commercial Real Estate loans modified in a TDR often involve reducing the interest rate lower than the current market rate for new debt with similar risk. Real Estate loans modified in a TDR were primarily comprised of interest rate reductions where monthly payments were lowered to accommodate the borrowers’ financial needs.

Loans modified in a TDR are typically already on non-accrual status and partial charge-offs have in some cases already been taken against the outstanding loan balance. As a result, loans modified in a TDR may have the financial effect of increasing the specific allowance associated with the loan. An allowance for impaired loans that have been modified in a TDR are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or the estimated fair value of the collateral, less any selling costs, if the loan is collateral dependent. Management exercises significant judgment in developing these estimates. TDRs accounted for $7 of the allowance for credit losses as of December 31, 2022 and $18 as of December 31, 2021.

There were no loans modified in a TDR during the twelve month period ended December 31, 2022 and 2021.

Recidivism, or the borrower defaulting on its obligation pursuant to a modified loan, results in the loan once again becoming a non-accrual loan. Recidivism occurs at a notably higher rate than do defaults on new originations loans, so modified loans present a higher risk of loss than do new origination loans. During the periods ended December 31, 2022 and 2021, there were no defaults on loans that were modified and considered TDRs during the previous twelve months.

CIVISTA BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023, 2022 and 2021

(Amounts in thousands, except share data)

NOTE 5 - ALLOWANCE FOR CREDIT LOSSES (Continued)

In accordance with the adoption of ASU 2022-02, Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, accounting guidance for TDRs for creditors has been eliminated. New guidance with respect to recognition, measurement, and disclosures of loans for borrowers experiencing financial difficulties supersedes guidance on TDRs. Under ASU 2022-02, the Company is required to evaluate whether a loan modification represents a new loan or a continuation of an existing loan. The amendment enhanced existing disclosure requirements and introduced new requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty under criteria of principal forgiveness, interest rate reduction, other-than-insignificant payment delay, or term extension.

There were no loans modified to borrowers experiencing financial difficulty during the period ended December 31, 2023.

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

December 31, 2023	Real Estate	Other	Allowance for Credit Losses
Commercial & Agriculture	$—	$4,674	$945
Commercial Real Estate:
Owner Occupied	308	—	37
Non-Owner Occupied	1,167	—	268
Residential Real Estate	149	—	—
Real Estate Construction	—	—	—
Farm Real Estate	—	—	—
Lease Financing Receivables	—	61	15
Consumer and Other	—	—	—
Total	$1,624	$4,735	$1,265

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

CIVISTA BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023, 2022 and 2021

(Amounts in thousands, except share data)

NOTE 5 - ALLOWANCE FOR CREDIT LOSSES (Continued)

The following table includes the recorded investment and unpaid principal balances for impaired financing receivables, excluding PCI loans, with the associated allowance amount, if applicable, as of December 31, 2022.

	December 31, 2022
	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial Real Estate:
Owner Occupied	$82	$82
Non-Owner Occupied	—	—
Residential Real Estate	385	410
Farm Real Estate	—	—
Total	467	492
With an allowance recorded:
Commercial Real Estate:
Owner Occupied	150	150	$6
Residential Real Estate	7	11	1
Total	157	161	7
Total:
Commercial & Agriculture	—	—	—
Commercial Real Estate:
Owner Occupied	232	232	6
Non-Owner Occupied	—	—	—
Residential Real Estate	392	421	1
Farm Real Estate	—	—	—
Total	$624	$653	$7

The following tables include the average recorded investment and interest income recognized for impaired financing receivables as of, and for the years ended, December 31, 2022 and 2021.

For the year ended:	December 31, 2022		December 31, 2021
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial & Agriculture	$86	$3	$15	$0
Commercial Real Estate:
Owner Occupied	406	22	396	18
Non-Owner Occupied	35	1	23	1
Residential Real Estate	614	33	629	31
Farm Real Estate	381	14	569	24
Total	$1,522	$73	$1,632	$74

Foreclosed assets acquired in settlement of loans are carried at fair value less estimated costs to sell and are included in Other assets on the Consolidated Balance Sheet. As of December 31, 2023 and 2022, there were no foreclosed assets included in Other assets. As of December 31, 2023 and 2022, the Company had initiated formal foreclosure procedures on $1,018 and $399, respectively, of Residential Real Estate loans.

CIVISTA BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023, 2022 and 2021

(Amounts in thousands, except share data)

NOTE 5 - ALLOWANCE FOR CREDIT LOSSES (Continued)

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

There was no allowance for loan losses recorded for acquired loans with or without specific evidence of deterioration in credit quality as of December 31, 2023 and 2022, respectively.

Allowance for Credit Losses on Off-Balance-Sheet Credit Exposures

The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk from a contractual obligation to extend credit. The allowance for credit losses on off-balance-sheet credit exposures is adjusted within other non-interest expense on the Consolidated Statements of Operations. The estimated credit loss includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. The estimate of expected credit loss is based on the historical loss rate for the loan class in which the loan commitments would be classified as if funded.

The following table lists the allowance for credit losses on off-balance sheet credit exposures as of December 31, 2023:

	Twelve Months Ended
	December 31,
	2023	2022
Beginning of Period	—	—
CECL adoption adjustments	3,386	—
Charge-offs	—	—
Recoveries	—	—
Provision	515	—
End of Period	$3,901	—

CIVISTA BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023, 2022 and 2021

(Amounts in thousands, except share data)

NOTE 6 - OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the components of other comprehensive income (loss), net of tax, as of December 31, 2023, 2022 and 2021:

	Before Tax	Tax Effect	Net of Tax
Year Ended December 31, 2023
Net unrealized losses on investment securities:
Other comprehensive loss before reclassifications	$12,330	$2,583	$9,747
Amounts reclassified from accumulated other comprehensive loss	—	—	—
Net unrealized losses on investment securities	12,330	2,583	9,747

Defined benefit plans:
Other comprehensive income before reclassifications	972	204	768
Amounts reclassified from accumulated other comprehensive income	—	—	—
Defined benefit plans, net	972	204	768
Other comprehensive loss	$13,302	$2,787	$10,515

Year Ended December 31, 2022
Net unrealized losses on investment securities:
Other comprehensive loss before reclassifications	$(85,517)	$(18,079)	$(67,438)
Amounts reclassified from accumulated other comprehensive loss	(10)	(2)	(8)
Net unrealized losses on investment securities	(85,527)	(18,081)	(67,446)

Defined benefit plans:
Other comprehensive income before reclassifications	736	155	581
Amounts reclassified from accumulated other comprehensive income	—	—	—
Defined benefit plans, net	736	155	581
Other comprehensive loss	$(84,791)	$(17,926)	$(66,865)

Year Ended December 31, 2021
Net unrealized losses on investment securities:
Other comprehensive loss before reclassifications	$(8,570)	$(1,799)	$(6,771)
Amounts reclassified from accumulated other comprehensive loss	(1)	—	(1)
Net unrealized losses on investment securities	(8,571)	(1,799)	(6,772)

Defined benefit plans:
Other comprehensive income before reclassifications	992	209	783
Amounts reclassified from accumulated other comprehensive income	240	50	190
Defined benefit plans, net	1,232	259	973
Other comprehensive loss	$(7,339)	$(1,540)	$(5,799)

CIVISTA BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023, 2022 and 2021

(Amounts in thousands, except share data)

NOTE 6 - OTHER COMPREHENSIVE INCOME (LOSS) (Continued)

The following table presents the changes in each component of accumulated other comprehensive income (loss), net of tax, as of December 31, 2023, 2022 and 2021.

	For the Year Ended December 31, 2023			For the Year Ended December 31, 2022			For the Year Ended December 31, 2021
	Unrealized Gains and Losses on Available for Sale Securities	Defined Benefit Pension Items	Total	Unrealized Gains and Losses on Available for Sale Securities	Defined Benefit Pension Items	Total	Unrealized Gains and Losses on Available for Sale Securities	Defined Benefit Pension Items	Total
Beginning balance	$(52,771)	$(5,274)	$(58,045)	$14,675	$(5,855)	$8,820	$21,447	$(6,828)	$14,619
Other comprehensive income (loss) before classifications	9,747	768	10,515	(67,438)	581	(66,857)	(6,771)	783	(5,988)
Amounts reclassified from accumulated other comprehensive income (loss)	0	—	0	(8)	—	(8)	(1)	190	189
Net current-period other comprehensive income(loss)	9,747	768	10,515	(67,446)	581	(66,865)	(6,772)	973	(5,799)
Ending balance	$(43,024)	$(4,506)	$(47,530)	$(52,771)	$(5,274)	$(58,045)	$14,675	$(5,855)	$8,820

The following table presents the amounts reclassified out of each component of accumulated other comprehensive loss as of December 31, 2023, 2022 and 2021.

	Amount Reclassified from Accumulated Other Comprehensive Loss (a)
	For the year ended December 31,
Details about Accumulated Other Comprehensive Income (Loss) Components	2023		2022		2021		Affected Line Item in the Statement Where Net Income is Presented
Unrealized gains (losses) on available for sale securities	$0		$10		$1		Net gain on sale of securities
Tax effect	—		(2)		—		Income taxes
	0		8		1
Amortization of defined benefit pension items
Actuarial losses	—	(b)	—	(b)	(240)	(b)	Other operating expenses
Tax effect	—		—		50		Income taxes
	—		—		(190)
Total reclassifications for the period	$—		$8		$(189)

(a)
Amounts in parentheses indicate expenses and other amounts indicate income.
(b)
These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension cost.

CIVISTA BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023, 2022 and 2021

(Amounts in thousands, except share data)

NOTE 7 - PREMISES AND EQUIPMENT

Year-end premises and equipment were as follows:

	At December 31,
	2023	2022
Land and improvements	$8,392	$7,919
Buildings and improvements	39,874	35,138
Furniture and equipment	61,335	63,033
Total	109,601	106,090
Accumulated depreciation	(52,832)	(42,072)
Premises and equipment, net	$56,769	$64,018

Depreciation expense was $10,760 in 2023, $4,456 in 2022 and $1,976 in 2021. The increase in depreciation expense in 2023 was in large part due to operating leases at the CLF division which are treated as fixed assets.

NOTE 8 - GOODWILL AND INTANGIBLE ASSETS

The carrying amount of goodwill has decreased $175 since December 31, 2022 as a result of a deferred tax correction related to the CLF acquisition, as discussed in Note 2. The balance of goodwill was $125,520 at December 31, 2023 and $125,695 at December 31, 2022.

Management performs an evaluation of goodwill for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Management performed an evaluation of the Company’s goodwill during the fourth quarter of 2023. Based on this test, management concluded that the Company’s goodwill was not impaired at December 31, 2023.

Acquired intangible assets were as follows as of year-end.

	2023			2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangible assets(1):
Core deposit intangibles	12,668	6,178	6,490	12,953	4,883	8,070
Total core deposit intangible assets	$12,668	$6,178	$6,490	$12,953	$4,883	$8,070

(1)
Excludes fully amortized core deposit intangible assets

Aggregate core deposit intangible amortization expense was $1,579, $1,296 and $890 for 2023, 2022 and 2021, respectively.

CIVISTA BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023, 2022 and 2021

(Amounts in thousands, except share data)

NOTE 8 - GOODWILL AND INTANGIBLE ASSETS (Continued)

Activity for mortgage servicing rights (MSRs) and the related valuation allowance follows:

	2023	2022
Mortgage Servicing Rights:
Beginning of year	$2,689	$2,642
Additions	659	397
Disposals	—	—
Amortized to expense	330	350
Other Charges	—	—
Change in valuation allowance	—	—
End of year	$3,018	$2,689

Valuation allowance:
Beginning of year	$—	$—
Additions expensed	—	—
Reductions credited to operations	—	—
Direct write-offs	—	—
End of year	$—	$—

The unpaid principal balance of mortgage loans serviced for third parties was $442,635 at December 31, 2023, compared to $456,149 at December 31, 2022 and $405,786 at December 31, 2021.

Aggregate mortgage servicing rights (MSRs) amortization was $330, $350 and $572 for 2023, 2022 and 2021, respectively.

Mortgage loan contractual servicing fees were $1,137, $1,063 and $947 for 2023, 2022 and 2021, respectively. Mortgage loan contractual servicing fees are included in Other income on the Consolidated Statements of Operations.

The fair value of servicing rights was $3,018 and $2,689 at year-end 2023 and 2022, respectively. Fair value at year-end 2023 was determined using a discount rate of 12.0%, prepayment speeds ranging from 4.6% to 11.0%, depending on the stratification of the specific right, and a weighted average default rate of 0.0%. Fair value at year-end 2022 was determined using a discount rate of 12.0%, prepayment speeds ranging from 5.0% to 20.0%, depending on the stratification of the specific right, and a default rate of 0.14%.

Estimated amortization expense for each of the next five years and thereafter is as follows:

	MSRs	Core deposit intangibles	Total
2024	$170	$1,489	$1,659
2025	169	1,311	1,480
2026	167	1,193	1,360
2027	163	1,071	1,234
2028	155	782	937
Thereafter	2,194	644	2,838
	$3,018	$6,490	$9,508

CIVISTA BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023, 2022 and 2021

(Amounts in thousands, except share data)

NOTE 9 - INTEREST-BEARING DEPOSITS

Interest-bearing deposits as of December 31, 2023 and 2022 were as follows:

	2023	2022
Demand	$449,449	$527,879
Savings and Money markets	863,067	876,427
Certificates of Deposit:
$250 and over	92,933	45,380
Other	765,734	227,886
Individual Retirement Accounts	42,146	46,079
Total	$2,213,329	$1,723,651

Scheduled maturities of certificates of deposit ("CDs"), including IRAs, at December 31, 2023 were as follows:

2024	$867,436
2025	16,991
2026	8,261
2027	4,822
2028	2,500
Thereafter	803
Total	$900,813

Deposits from the Company’s principal shareholders, officers, directors, and their affiliates at year-end 2023 and 2022 were $11,546 and $10,166, respectively.

As of December 31, 2023, CDs and IRAs totaling $98,158 met or exceeded the FDIC’s insurance limit of $250,000.

As of December 31, 2023, brokered deposits totaled $517,190.

NOTE 10 - SHORT-TERM BORROWINGS

Short-term borrowings, which consist of federal funds purchased and other short-term borrowings are summarized as follows:

	At December 31, 2023		At December 31, 2022
	Federal Funds Purchased	Short-term Borrowings	Federal Funds Purchased	Short-term Borrowings
Outstanding balance at year end	$—	$338,000	$—	$393,700
Maximum indebtedness during the year	—	521,500	50,000	435,500
Average balance during the year	—	280,887	137	66,875
Average rate paid during the year	—	5.12%	4.38%	3.84%
Interest rate on year end balance	—	5.41%	—	4.24%

Average balances during the year represent daily averages. Average interest rates represent interest expense divided by the related average balances.

These borrowing transactions can range from overnight to six months in maturity. The average maturity was one day at December 31, 2023.

CIVISTA BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023, 2022 and 2021

(Amounts in thousands, except share data)

NOTE 11 - FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS

Long-term advances from the FHLB were $2,392 and $3,578 at December 31, 2023 and December 31, 2022, respectively. Outstanding balances have a maturity dates between July 2024 and June 2028 with fixed rates ranging from 1.18% to 2.97%. The average rate on outstanding advances was 2.31% at December 31, 2023. Outstanding advances are prepayable in whole or in part and could be subject to a termination fee.

Other borrowings totaled $9,860 at December 31, 2023, and included borrowings from the CLF division of Civista. The weighted average rate on these borrowings was 5.74% and the weighted average life was 39 months.

Scheduled principal reductions of FHLB advances outstanding at December 31, 2023 were as follows:

2024	$940
2025	636
2026	469
2027	273
2028	74
Thereafter	—
Total	$2,392

In addition to FHLB borrowings, the Company had outstanding letters of credit with the FHLB totaling $24,400 and $57,510 at year-end 2023 and 2022, respectively, used for pledging to secure public funds. FHLB borrowings and the letters of credit were collateralized by FHLB stock and by $1,044,027 and $932,373 of residential mortgage loans under a blanket lien arrangement at year-end 2023 and 2022, respectively.

The Company had a FHLB maximum borrowing capacity of $791,637 as of December 31, 2023, with remaining borrowing capacity of approximately $426,845. The borrowing arrangement with the FHLB is subject to annual renewal. The maximum borrowing capacity is recalculated at least quarterly.

NOTE 12 - SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Effective in July 2023, the company no longer sells securities under agreement to repurchase. Prior to that time, securities sold under agreements to repurchase were used to facilitate the needs of our customers as well as to facilitate our short-term funding needs. Securities sold under repurchase agreements were carried at the amount of cash received in association with the agreement. We continuously monitor the collateral levels and may be required, from time to time, to provide additional collateral based on the fair value of the underlying securities. Securities pledged as collateral under repurchase agreements were maintained with our safekeeping agents.

CIVISTA BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023, 2022 and 2021

(Amounts in thousands, except share data)

NOTE 12 - SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE (Continued)

The following table presents detail regarding the securities pledged as collateral under repurchase agreements as of December 31, 2023 and 2022. All of the repurchase agreements are overnight agreements.

	December 31, 2023	December 31, 2022
Securities pledged for repurchase agreements:
U.S. Treasury securities	$—	$25,143
Obligations of U.S. government agencies	—	—
Total securities pledged	$—	$25,143
Gross amount of recognized liabilities for repurchase agreements	$—	$25,143
Amounts related to agreements not included in offsetting disclosures above	$—	$—

Information concerning securities sold under agreements to repurchase was as follows:

	2023	2022	2021
Outstanding balance at year end	$—	$25,143	$25,495
Average balance during the year	8,685	24,390	24,390
Average interest rate during the year	0.05%	0.05%	0.09%
Maximum month-end balance during the year	$21,658	$26,044	$34,200
Weighted average interest rate at year end	—	0.05%	0.05%

NOTE 13 - SUBORDINATED DEBENTURES

The following table summarizes the Company's subordinated debentures at December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
Subordinated Note - fixed interest rate until November 30, 2026 then variable interest rate equal to SOFR plus 2.19%, the rate was 3.25% at December 31, 2023 and 2022, respectively - $75,000 maturing December 31, 2031	$73,594	$73,450
First Citizens Statutory Trust II - variable interest equal to 3-month CME Term SOFR plus 3.15%, which was 8.81% and 6.79% at December 31, 2023 2022, respectively - $7,732 maturing March 26, 2033	7,732	7,732
First Citizens Statutory Trust III - variable interest equal to 3-month LIBOR Term SOFR plus 2.25%, which was 7.91% and 5.78% at December 31, 2023 and 2022, respectively - $12,887 maturing September 20, 2034	12,887	12,887
First Citizens Statutory Trust IV - variable interest equal to 3-month CME Term SOFR plus 1.60%, which was 7.27% and 4.89% at December 31, 2023 and 2022, respectively - $5,155 maturing March 23, 2037	5,155	5,155
Futura TPF Trust I - variable interest rate equal to 3-month CME Term SOFR plus 1.66%, which was 7.33% and 4.95% at December 31, 2023 and 2022, and respectively - $2,578 maturing June 15, 2035	2,578	2,578
Futura TPF Trust II - variable interest rate equal to 3-month CME Term SOFR plus 1.66%, which was 7.33% and 4.95% at December 31, 2023 and 2022, respectively - $2,070 maturing June 15, 2035	1,997	1,997
Total subordinated debentures	$103,943	$103,799

CIVISTA BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023, 2022 and 2021

(Amounts in thousands, except share data)

NOTE 13 - SUBORDINATED DEBENTURES (Continued)

On November 30, 2021, the Company entered into a Subordinated Note Purchase Agreement pursuant to which the Company sold and issued $75,000 aggregate principal amount of its 3.25% Fixed-to-Floating Rate Subordinated Notes due 2031(the "Notes"). The Notes have a stated maturity of December 31, 2031.

The Notes initially bear interest at a fixed rate of 3.25% per annum, from and including November 30, 2021, to but excluding December 1, 2026, with interest payable semi-annually in arrears. From and including December 1, 2026, to but excluding the stated maturity date or early redemption date, the interest rate will reset quarterly to an annual floating rate equal the then-current benchmark rate, which will initially be the three-month Secured Overnight Financing Rate (SOFR) plus 219 basis points, with interest during such period payable quarterly in arrears. If three-month SOFR cannot be determined during the applicable floating rate period, a different index will be determined and used in accordance with the terms of the Notes and underlying Indenture.

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

CIVISTA BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023, 2022 and 2021

(Amounts in thousands, except share data)

NOTE 14 - INCOME TAXES

Income taxes were as follows for the years ended December 31:

	2023	2022	2021
Current	$8,256	$6,973	$5,111
State	68	152	587
Deferred	(675)	483	1,319
Income taxes	$7,649	$7,608	$7,017

Effective tax rates differed from the statutory federal income tax rate of 21% in 2023, 2022 and 2021 due to the following:

	2023	2022	2021
Income taxes computed at the statutory federal tax rate	$10,629	$9,878	$9,988
Add (subtract) tax effect of:
Nontaxable interest income, net of nondeductible interest expense	(1,938)	(1,666)	(1,315)
Low income housing tax credit	(620)	(679)	(1,402)
Cash surrender value of BOLI	(233)	(207)	(252)
Other	(189)	282	(2)
Income tax expense	$7,649	$7,608	$7,017

Year-end deferred tax assets and liabilities were due to the following:

	2023	2022
Deferred tax assets
Lease liability	$343	—
Allowance for credit losses	7,711	6,106
Deferred compensation	1,155	1,143
Unfunded commitment liability	819	—
Pension costs	—	—
Intangible assets	103	154
Net operating loss carryforward	6	699
Deferred loan fees	576	347
Unrealized loss on securities available for sale	11,633	14,218
Unrealized loss on securities purchased	1,976	1,966
Other	923	295
Deferred tax asset	25,245	24,928
Deferred tax liabilities
Tax depreciation in excess of book depreciation	(2,625)	(2,124)
Discount accretion on securities	(502)	(244)
FHLB stock dividends	(223)	(822)
Purchase accounting adjustments	(1,841)	(2,220)
Unrealized gain on securities available for sale	—	—
Right of use asset	(343)	—
Prepaids	(314)	(334)
Other	(1,040)	(735)
Deferred tax liability	(6,888)	(6,479)
Net deferred tax asset	$18,357	$18,449

CIVISTA BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023, 2022 and 2021

(Amounts in thousands, except share data)

NOTE 14 - INCOME TAXES (Continued)

At December 31, 2023, the Company had $30 in net operating losses subject to 382 limitations. No valuation allowance was established at December 31, 2023 and 2022, due to the Company’s ability to carryforward net operating losses to taxes paid in future years and certain tax strategies, coupled with the anticipated future income as evidenced by the Company’s earning potential.

There is currently no liability for uncertain tax positions and no known unrecognized tax benefits.

The Company’s federal tax returns for taxable years through 2019 have been closed for purposes of examination by the Internal Revenue Service.

NOTE 15 - RETIREMENT PLANS

The Company sponsors a savings and retirement 401(k) plan, which covers all employees who meet certain eligibility requirements and who choose to participate in the plan. The matching contribution to the 401(k) plan was $1,608, $1,377 and $1,258 in 2023, 2022 and 2021, respectively. The Company’s matching contribution is 100% of an employee’s first three percent contributed and 50% of the next two percent contributed.

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

In October 2015, the Company, on behalf of it and its subsidiaries, entered into Pension Shortfall Agreements (the “Shortfall Agreements”) with ten employees of Civista. When the Company ceased accruals to its defined benefit pension plan on April 30, 2014, the circumstances of some participants with limited periods until their anticipated retirement dates would not permit them to use other available alternatives to make up for the shortfall in their expected pension. The Company calculated the total amount of the shortfall for each of the referenced individuals after considering its contributions to other retirement benefits. Pension shortfall expense was $118 in 2023, $145 in 2022 and $135 in 2021. Included in pension shortfall expense was interest expense, totaling $36, $24 and $15 in 2023, 2022 and 2021, respectively, which was also recorded in and credited to the accounts of the ten individuals covered by this plan.

CIVISTA BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023, 2022 and 2021

(Amounts in thousands, except share data)

NOTE 15 - RETIREMENT PLANS (Continued)

Information about the pension plan is as follows:

	2023	2022
Change in benefit obligation:
Beginning benefit obligation	$10,123	$15,384
Service cost	—	—
Interest cost	454	392
Curtailment gain	—	—
Settlement loss	—	—
Actuarial (gain)/loss	(637)	(3,455)
Benefits paid	(1,921)	(2,198)
Settlement payments	—	—
Ending benefit obligation	8,019	10,123
Change in plan assets, at fair value:
Beginning plan assets	10,934	15,120
Actual return	940	(1,988)
Employer contribution	—	—
Benefits paid	(1,921)	(2,198)
Settlement payments	—	—
Administrative expenses	—	—
Ending plan assets	9,953	10,934
Funded status at end of year	$1,934	$811

Amounts recognized in accumulated other comprehensive income (loss) at December 31, consist of unrecognized actuarial loss of $4,506, net of $1,198 tax in 2023 and $5,274, net of $1,402 tax in 2022.

The accumulated benefit obligation for the defined benefit pension plan was $8,019 at December 31, 2023 and $10,123 at December 31, 2022.

The components of net periodic pension expense were as follows:

	2023	2022	2021
Service cost	$—	$—	$—
Interest cost	454	392	378
Expected return on plan assets	(605)	(732)	(574)
Net amortization and deferral	—	—	240
Net periodic pension cost (benefit)	(151)	(340)	44
Additional loss due to settlement	—	—	—
Total pension cost (benefit)	$(151)	$(340)	$44

Net loss (gain) recognized in other comprehensive income	$(972)	$(736)	$(854)
Total recognized in net periodic benefit cost and other comprehensive loss (before tax)	$(1,123)	$(1,076)	$(810)

The components of net periodic benefit cost other than the service cost component are included in the line item “Other operating expenses” in the Consolidated Statement of Operations.

The estimated net loss for the defined benefit pension plan that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year is $169. The Company incurred settlement costs in 2023, 2022 and 2021 of $0, $0 and $(18), respectively.

CIVISTA BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023, 2022 and 2021

(Amounts in thousands, except share data)

NOTE 15 - RETIREMENT PLANS (Continued)

The weighted average assumptions used to determine benefit obligations at year-end were as follows:

	2023	2022	2021
Discount rate on benefit obligation	4.76%	4.95%	2.74%
Long-term rate of return on plan assets	5.53%	4.84%	3.84%
Rate of compensation increase	0.00%	0.00%	0.00%

The weighted average assumptions used to determine net periodic pension cost were as follows:

	2023	2022	2021
Discount rate on benefit obligation	4.95%	2.74%	2.39%
Long-term rate of return on plan assets	4.84%	3.84%	4.44%
Rate of compensation increase	0.00%	0.00%	0.00%

The Company uses long-term market rates to determine the discount rate on the benefit obligation. Declines in the discount rate lead to increases in the actuarial loss related to the benefit obligation.

The expectation for long-term rate of return on the pension assets and the expected rate of compensation increases are reviewed periodically by management in consultation with outside actuaries and primary investment consultants. Factors considered in setting and adjusting these rates are historic and projected rates of return on the portfolio and historic and estimated rates of increases of compensation. Since the pension plan is frozen, the rate of compensation increase used to determine the benefit obligation for 2023, 2022 and 2021 was zero.

The Company’s pension plan asset allocation at year-end 2023 and 2022 and target allocation for 2024 by asset category are as follows:

	Target Allocation	Percentage of Plan Assets at Year-end
Asset Category	2024	2023	2022
Equity securities	0-30%	20.0%	20.0%
Debt securities	70-100	80.0	80.0
Total		100.0%	100.0%

The Company developed the pension plan investment policies and strategies for plan assets with its pension management firm. The assets are currently invested in seven diversified investment funds, which include four equity funds and three bond funds. The long-term guidelines from above were created to maximize the return on portfolio assets while reducing the risk of the portfolio. The management firm may allocate assets among the separate accounts within the established long-term guidelines. Transfers among these accounts will be at the management firm’s discretion based on their investment outlook and the investment strategies that are outlined at periodic meetings with the Company. The expected long-term rate of return on the plan assets was 5.53% in 2023 and 4.84% in 2022. This return is based on the expected return for each of the asset categories, weighted based on the target allocation for each class.

The Company does not expect to make any contribution to its pension plan in 2024. Employer contributions totaled $0 in 2023 and 2022. A decrease in the benefit obligations, offset by a decrease in the fair value of plan assets led to an increase in the funded status from $811 at December 31, 2022 to a funded status of $1,934 at December 31, 2023.

Common/Collective Trust Funds

Common/Collective Trust Funds are valued at the daily net asset value ("NAV") as reported by the funds. These funds are not traded in an active market or exchange, and the NAV per unit is calculated by dividing the net assets of the fund by the number of units outstanding, which includes observable inputs. The method described above may

CIVISTA BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023, 2022 and 2021

(Amounts in thousands, except share data)

NOTE 15 - RETIREMENT PLANS (Continued)

produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while the pension plan believes its valuation method is appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.

Certain investments that are measured at fair value using the NAV per share (or its equivalent) as a practical expedient are not required to be categorized in the fair value hierarchy tables.

Fair Value of Investments in Entities That Use NAV

The following table summarizes investments measured at fair value based on NAV per share as of December 31, 2023 and 2022, respectively:

December 31, 2023	Fair Value	Unfunded Commitments	Redemption Frequency (if currently eligible)	Redemption Notice Period

Common/collective trust funds	$9,953	N/A	Daily	Daily

December 31, 2022	Fair Value	Unfunded Commitments	Redemption Frequency (if currently eligible)	Redemption Notice Period

Common/collective trust funds	$10,934	N/A	Daily	Daily

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

Expected benefit payments, which reflect expected future service, are as follows:

2024	$315
2025	359
2026	398
2027	431
2028	453
2029 through 2033	3,278
Total	$5,234

Supplemental Executive Retirement Plan

Civista established a supplemental executive retirement plan (“SERP”) in 2011, which covers key members of management. The SERP was amended and restated effective January 1, 2024. Under the SERP, participants will receive annually, following retirement, a percentage of their base compensations at the time of their retirement for a maximum of ten years. The SERP liability recorded at December 31, 2023, was $4,083, compared to $4,028 at December 31, 2022. The expense related to the SERP was $233, $420 and $404 for 2023, 2022 and 2021, respectively. Distributions to participants made in 2023, 2022 and 2021 totaled $176, $173, and $167, respectively.

CIVISTA BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023, 2022 and 2021

(Amounts in thousands, except share data)

NOTE 16 - EQUITY INCENTIVE PLAN

At the Company’s 2014 annual meeting, the shareholders adopted the Company’s 2014 Incentive Plan (“2014 Incentive Plan”). The 2014 Incentive Plan authorizes the Company to grant options, stock awards, stock units and other awards for up to 375,000 common shares of the Company. There were 60,049 shares available for grants under this plan at December 31, 2023.

No options had been granted under the 2014 Incentive Plan as of December 31, 2023 and 2022.

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

During the twelve months ended December 31, 2023, 2022 and 2021, directors of the Company’s banking subsidiary, Civista, were paid a retainer in the form of non-restricted common shares of the Company. An aggregate of 11,817, 8,098 and 8,792 common shares were issued to Civista directors in 2022, 2021 and 2021, respectively, as payment of their retainer for their service on the Civista Board of Directors. The issuances were expensed in their entirety when the shares were issued in the amounts of $189, $196 and $196, respectively.

The Company includes share-based compensation for employees as “Compensation expense” in the Consolidated Statements of Operations.

The following is a summary of the status of the Company’s restricted shares, and changes therein during the twelve months ended December 31, 2023:

	December 31, 2023
	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Nonvested at beginning of period	70,096	$21.88
Granted	47,536	21.85
Vested	(30,222)	21.62
Forfeited	(1,740)	21.74
Nonvested at end of period	85,670	21.88

The following is a summary of the status of the Company’s awarded restricted shares as of December 31, 2023:

At December 31, 2023
Date of Award	Shares	Remaining Expense	Remaining Vesting Period (Years)
March 14, 2019	1,924	$0	0.00
March 14, 2020	4,265	41	1.00
March 3, 2021	7,776	91	1.00
March 3, 2021	6,793	0	0.00
March 3, 2022	9,554	164	3.00
March 3, 2022	10,421	128	1.00
March 14, 2023	17,103	275	4.00
March 14, 2023	27,834	405	2.00
	85,670	$1,104	2.05

CIVISTA BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023, 2022 and 2021

(Amounts in thousands, except share data)

NOTE 16 - EQUITY INCENTIVE PLAN

During the twelve months ended December 31, 2023, 2022 and 2021, the Company recorded share-based compensation expense of $801, $630 and $506, respectively, and director retainer fees of $182, $189 and $196, respectively, for shares granted under the 2014 Incentive Plan. At December 31, 2023, the total compensation cost related to unvested awards not yet recognized was $1,104, which is expected to be recognized over the weighted average remaining life of the grants of 2.05 years.

NOTE 17 - FAIR VALUE MEASUREMENT

GAAP establishes a hierarchal disclosure framework associated with the level of observable pricing utilized in measuring assets and liabilities at fair value. The three broad levels defined by the hierarchy are as follows: Level 1: Quoted prices for identical assets in active markets that are identifiable on the measurement date; Level 2: Significant other observable inputs, such as quoted prices for similar assets, quoted prices in markets that are not active and other inputs that are observable or can be corroborated by observable market data; Level 3: Significant unobservable inputs that reflect the Company’s own view about the assumptions that market participants would use in pricing an asset.

Securities: The fair values of securities available for sale are determined by matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs).

Equity securities: The Company has two types of equity securities, one is not actively traded in an open market, while the other is listed on an exchange and is less frequently traded. The fair value of equity securities available for sale not actively traded in an open market is determined by using market data inputs for similar securities that are observable. (Level 2 inputs).

Fair value swap asset/liability: The fair value of swap assets and liabilities is based on an external derivative model using data inputs as of the valuation date and classified Level 2.

Collateral Dependent Loans: The Company generally measures impairment on impaired loans based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties. In some cases, management may adjust the appraised value due to the age of the appraisal, changes in market conditions, or observable deterioration of the property since the appraisal was completed. Additionally, management makes estimates about expected costs to sell the property which are also included in the net realizable value. If the fair value of the collateral dependent loan is less than the carrying amount of the loan, a specific reserve for the loan is made in the allowance for loan losses or a charge-off is taken to reduce the loan to the fair value of the collateral (less estimated selling costs) and the loan is included in the table below as a Level 3 measurement.

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

CIVISTA BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023, 2022 and 2021

(Amounts in thousands, except share data)

NOTE 17 - FAIR VALUE MEASUREMENT (Continued)

Assets and liabilities measured at fair value are summarized below.

Fair Value Measurements at December 31, 2023 using:

	(Level 1)	(Level 2)	(Level 3)
Assets measured at fair value on a recurring basis:
Securities available for sale
U.S. Treasury securities and obligations of U.S. Government agencies	$—	$67,658	$—
Obligations of states and political subdivisions	—	338,599	—
Mortgage-backed securities in government sponsored entities	—	212,015	—
Total securities available for sale	—	618,272	—
Equity securities	—	2,169	—
Swap asset	—	12,481	—
Liabilities measured at fair value on a recurring basis:
Swap liability	—	12,481	—
Assets measured at fair value on a nonrecurring basis:
Mortgage servicing rights	$—	$—	$3,018

Fair Value Measurements at December 31, 2022 using:

	(Level 1)	(Level 2)	(Level 3)
Assets measured at fair value on a recurring basis:
Securities available for sale
U.S. Treasury securities and obligations of U.S. Government agencies	$—	$61,029	$—
Obligations of states and political subdivisions	—	317,248	—
Mortgage-backed securities in government sponsored entities	—	237,125	—
Total securities available for sale	—	615,402	—
Equity securities	—	2,190	—
Swap asset	—	16,579	—
Liabilities measured at fair value on a recurring basis:
Swap liability	—	16,579	—
Assets measured at fair value on a nonrecurring basis:
Mortgage servicing rights	$—	$—	$2,689

CIVISTA BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023, 2022 and 2021

(Amounts in thousands, except share data)

NOTE 17 - FAIR VALUE MEASUREMENT (Continued)

The following tables presents quantitative information about the Level 3 significant unobservable inputs for assets and liabilities measured at fair value on a nonrecurring basis at December 31, 2023 and 2022.

	Quantitative Information about Level 3 Fair Value Measurements
December 31, 2023	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
Mortgage Servicing Rights	$3,018	Discounted Cash Flows	Constant Prepayment Rate	4.6% -11%	6%
			Discount Rate	12%	12%

	Quantitative Information about Level 3 Fair Value Measurements
December 31, 2022	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
Mortgage Servicing Rights	$2,689	Discounted Cash Flows	Constant Prepayment Rate	5% -20%	7%
			Discount Rate	12%	12%

The carrying amount and fair value of financial instruments carried at amortized cost were as follows:

December 31, 2023	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from financial institutions	$60,406	$60,406	$60,406	$—	$—
Other securities	29,998	29,998	29,998	—	—
Loans, held for sale	1,725	1,725	1,725	—	—
Loans, net of allowance for loan losses	2,824,568	2,679,988	—	—	2,679,988
Bank owned life insurance	61,335	61,335	61,335	—	—
Accrued interest receivable	12,819	12,819	12,819	—	—
Financial Liabilities:
Nonmaturing deposits	2,084,216	2,084,216	2,084,216	—	—
Time deposits	900,812	899,443	—	—	899,443
Short-term FHLB advances	338,000	337,267	337,267	—	—
Long-term FHLB advances	2,392	2,419	—	—	2,419
Securities sold under agreement to repurchase	—	—	—	—	—
Subordinated debentures	103,943	101,563	—	—	101,563
Other borrowings	9,859	9,859	—	—	9,859
Accrued interest payable	9,525	9,525	9,525	—	—

CIVISTA BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023, 2022 and 2021

(Amounts in thousands, except share data)

NOTE 17 - FAIR VALUE MEASUREMENT (Continued)

December 31, 2022	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from financial institutions	$43,361	$43,361	$43,361	$—	$—
Other securities	33,585	33,585	33,585	—	—
Loans, held for sale	683	698	698	—	—
Loans, net of allowance for loan losses	2,619,770	2,528,906	—	—	2,528,906
Bank owned life insurance	53,543	53,543	53,543	—	—
Accrued interest receivable	11,178	11,178	11,178	—	—
Financial Liabilities:
Nonmaturing deposits	2,300,215	2,300,215	2,300,215	—	—
Time deposits	319,769	318,886	—	—	318,886
Short-term FHLB advances	393,700	393,247	393,247	—	—
Long-term FHLB advances	3,578	3,534	—	—	3,534
Securities sold under agreement to repurchase	25,143	25,143	25,143	—	—
Subordinated debentures	103,799	98,513	—	—	98,513
Other borrowings	15,516	15,806	—	—	15,806
Accrued interest payable	668	668	668	—	—

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

The contractual amount of financial instruments with off-balance-sheet risk was as follows at year-end.

	2023		2022
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to extend credit:
Lines of credit and construction loans	$58,318	$668,893	$42,184	$599,185
Overdraft protection	10	59,489	10	45,182
Letters of credit	821	273	960	630
	$59,149	$728,655	$43,154	$644,997

Commitments to make loans are generally made for a period of one year or less. Fixed-rate loan commitments included above had interest rates ranging from 3.5% to 8.5% at December 31, 2023 and 3.25% to 8.00% at December 31, 2022. Maturities extend up to 30 years.

Civista is required to maintain certain reserve balances on hand in accordance with the Federal Reserve Board requirements. The average reserve balance maintained in accordance with such requirements was $0 on December 31, 2023 and December 31, 2022, respectively.

CBI and Civista are parties to various claims and proceedings arising in the normal course of business. Management, after consultation with legal counsel, believes that the liabilities, if any, arising from such proceedings and claims will not be material to the consolidated balance sheet or results of operations.

CIVISTA BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023, 2022 and 2021

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

Quantitative measures established by regulatory capital standards to ensure capital adequacy require the Companies to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital to risk-weighted assets, common equity Tier 1 capital to total risk-weighted assets, and Tier 1 capital to average assets. Management believes, as of December 31, 2023, that the Companies met all capital adequacy requirements to which they were subject.

As of December 31, 2023, and 2022, the most recent notification from the Federal Reserve Bank categorized Civista as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, Civista must maintain minimum total risk-based capital, Tier 1 risk-based capital, common equity Tier 1 risk-based capital, and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed Civista’s category.

The Company’s and Civista’s actual capital levels and minimum required capital levels at December 31, 2023 and 2022 were as follows:

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Purposes
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2023
Total Risk Based Capital
Consolidated	$429,080	14.4%	$237,604	8.0%	n/a	n/a
Civista	400,047	13.5	236,568	8.0	$295,710	10.0%
Tier I Risk Based Capital
Consolidated	318,322	10.7	178,203	6.0	n/a	n/a
Civista	363,033	12.3	177,426	6.0	236,568	8.0
CET1 Risk Based Capital
Consolidated	288,895	9.7	133,652	4.5	n/a	n/a
Civista	363,033	12.3	133,069	4.5	192,211	6.5
Leverage
Consolidated	318,322	8.8	145,489	4.0	n/a	n/a
Civista	363,033	10.0	145,245	4.0	181,556	5.0
2022
Total Risk Based Capital
Consolidated	$395,125	14.1%	$217,681	8.0%	n/a	n/a
Civista	366,377	12.9	219,357	8.0	$274,196	10.0%
Tier I Risk Based Capital
Consolidated	293,164	10.4	163,261	6.0	n/a	n/a
Civista	337,866	11.9	164,517	6.0	219,357	8.0
CET1 Risk Based Capital
Consolidated	263,736	9.4	122,446	4.5	n/a	n/a
Civista	337,866	11.9	123,388	4.5	178,227	6.5
Leverage
Consolidated	293,164	8.7	131,479	4.0	n/a	n/a
Civista	337,866	10.0	131,240	4.0	164,050	5.0

CIVISTA BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023, 2022 and 2021

(Amounts in thousands, except share data)

NOTE 19 - CAPITAL REQUIREMENTS AND RESTRICTION ON RETAINED EARNINGS (Continued)

CBI’s primary source of funds for paying dividends to its shareholders and for operating expense is the cash accumulated from dividends received from Civista. Payment of dividends by Civista to CBI is subject to restrictions by Civista’s regulatory agencies. These restrictions generally limit dividends to the current and prior two years retained earnings as defined by the regulations. In addition, dividends may not reduce capital levels below minimum regulatory capital requirements. At December 31, 2023, Civista had $56,886 of net profits available to pay dividends to CBI without requiring regulatory approval.

NOTE 20 - PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

Condensed financial information of CBI follows:

	December 31,
Condensed Balance Sheets	2023	2022
Assets:
Cash	$8,331	$21,812
Equity securities	2,169	2,190
Investment in bank subsidiary	450,791	414,263
Investment in nonbank subsidiaries	3,917	3,236
Other assets	12,354	3,332
Total assets	$477,562	$444,833
Liabilities:
Deferred income taxes and other liabilities	$1,618	$6,199
Subordinated debentures	103,943	103,799
Total liabilities	105,561	109,998
Shareholders’ Equity:
Common stock	311,166	310,182
Accumulated earnings	183,787	156,492
Treasury stock	(75,422)	(73,794)
Accumulated other comprehensive loss	(47,530)	(58,045)
Total shareholders’ equity	372,001	334,835
Total liabilities and shareholders’ equity	$477,562	$444,833

	For the years ended December 31,
Condensed Statements of Operations	2023	2022	2021
Dividends from bank subsidiaries	$28,100	$26,300	$19,900
Dividends from non-bank subsidiaries	1,390	1,150	1,000
Interest expense	(4,849)	(3,781)	(956)
Pension expense	150	340	(47)
Other expense, net	(1,518)	(2,384)	(1,004)
Income before equity in undistributed net earnings of subsidiaries	23,273	21,625	18,893
Income tax benefit	1,309	1,140	425
Equity in undistributed net earnings of subsidiaries	18,382	16,662	21,228
Net income	$42,964	$39,427	$40,546
Comprehensive income (loss)	$53,489	$(27,438)	$34,747

CIVISTA BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023, 2022 and 2021

(Amounts in thousands, except share data)

NOTE 20 - PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION (Continued)

	For the years ended December 31,
Condensed Statements of Cash Flows	2023	2022	2021
Operating activities:
Net income	$42,964	$39,427	$40,546
Adjustment to reconcile net income to net cash from operating activities:
Change in other assets and other liabilities	(12,836)	4,587	2,495
Equity in undistributed net earnings of subsidiaries	(18,382)	(16,662)	(21,228)
Net cash provided by operating activities	11,746	27,352	21,813
Investing activities:
Disposal of minority interest	—	—	11,500
Acquisition and additional capitalization of subsidiary, net of cash acquired	(14,000)	(25,960)	(50,000)
Net cash used in investing activities	(14,000)	(25,960)	(38,500)
Financing activities:
Proceeds from subordinated debenture, net of issuance costs	—	—	73,386
Purchase of treasury stock	(1,628)	(16,887)	(22,309)
Cash dividends paid	(9,599)	(8,493)	(8,036)
Net cash provided by (used in) financing activities	(11,227)	(25,380)	43,041
Net change in cash and cash equivalents	(13,481)	(23,988)	26,354
Cash and cash equivalents at beginning of year	21,812	45,800	19,446
Cash and cash equivalents at end of year	$8,331	$21,812	$45,800

CIVISTA BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023, 2022 and 2021

(Amounts in thousands, except share data)

NOTE 21 - EARNINGS PER COMMON SHARE

The factors used in the earnings per share computation follow.

	2023	2022	2021
Basic
Net income	$42,964	$39,427	$40,546
Less allocation of earnings and dividends to participating securities	1,583	498	173
Net income available to common shareholders—basic	$41,381	$38,929	$40,373
Weighted average common shares outstanding	15,734,624	15,162,032	15,408,863
Less average participating securities	579,857	191,402	65,648
Weighted average number of shares outstanding used in the calculation of basic earnings per common share	15,154,767	14,970,630	15,343,215
Basic earnings per share	$2.73	$2.60	$2.63
Diluted
Net income available to common shareholders—basic	$41,381	$38,929	$40,373
Net income available to common shareholders—diluted	$41,381	$38,929	$40,373
Weighted average common shares outstanding used in the calculation of earnings per common share basic	15,154,767	14,970,630	15,343,215
Average shares and dilutive potential common shares outstanding—diluted	15,154,767	14,970,630	15,343,215
Diluted earnings per share	$2.73	$2.60	$2.63

Basic earnings per common share are calculated by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted earnings per common share include the dilutive effect, if any, of additional potential common shares issuable under the equity incentive plan, computed using the treasury stock method.

NOTE 22 - DERIVATIVE HEDGING INSTRUMENTS

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

December 31, 2023, 2022 and 2021

(Amounts in thousands, except share data)

NOTE 22 - DERIVATIVE HEDGING INSTRUMENTS (Continued)

The Company presents derivative positions gross on the balance sheet for customers and net for financial institution counterparty positions subject to master netting arrangements. The following table reflects the derivatives recorded on the balance sheet as of December 31:

	2023		2022
	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in other assets:
Interest rate swaps with loan customers in an asset position	$44,773	$2,114	$6,980	$269
Counterparty positions with financial institutions in an asset position	228,873	10,367	212,570	16,310
Total included in other assets		$12,481		$16,579

Included in accrued expenses and other liabilities:
Interest rate swaps with loan customers in a liability position	$184,100	$12,481	$205,590	$16,579
Counterparty positions with financial institutions in an asset position	—	—	—	—
Counterparty positions with financial institutions in a liability position	—	—	—	—
Total included in accrued expenses and other liabilities		$12,481		$16,579

Gross notional positions with customers	$228,873		$212,570
Gross notional positions with financial institution counterparties	$228,873		$212,570

The effect of swap fair value changes on the Consolidated Statement of Operations for the years ended December 31, 2023, 2022 and 2021 are as follows:

	Location of	Amount of Gain or (Loss)
Derivatives	Gain or (Loss)	Recognized in
Not Designated	Recognized in	Income on Derivatives
as Hedging Instruments	Income on Derivative	2023	2022	2021
Interest rate swaps related to customer loans	Other income	$—	$—	$64
Total		$—	$—	$64

The Company monitors and controls all derivative products with a comprehensive Board of Director approved commercial loan swap policy. All hedge transactions must be approved in advance by the Lenders Loan Committee or the Directors Loan Committee of the Board of Directors. The Company classifies changes in the fair value of derivatives with “Other” in the Consolidated Statements of Operation. Any fees paid to enter the swap contract at inception are recognized in earnings when received. Such fees amounted to $673 and $247 during the years ended December 31, 2023 and 2022, respectively.

The Company did not have any cash or securities pledged as collateral on its interest rate swaps with third party financial institutions at December 31, 2023 or 2022.

CIVISTA BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023, 2022 and 2021

(Amounts in thousands, except share data)

NOTE 23 – QUALIFIED AFFORDABLE HOUSING PROJECT INVESTMENTS

The Company invests in qualified affordable housing projects. At December 31, 2023 and 2022, the balance of the Company’s investments in qualified affordable housing projects was $15,122 and $14,149, respectively. These balances are reflected in the Other assets line on the Consolidated Balance Sheet. The unfunded commitments related to the investments in qualified affordable housing projects totaled $5,722 and $5,634 at December 31, 2023 and 2022, respectively. These balances are reflected in the Accrued expenses and other liabilities line on the Consolidated Balance Sheet.

During the years ended December 31, 2023, 2022 and 2021, the Company recognized amortization expense with respect to its investments in qualified affordable housing projects of $1,035, $1,086 and $818, respectively, which was included within pre-tax income on the Consolidated Statements of Operations.

Additionally, during the years ended December 31, 2023, 2022 and 2021, the Company recognized tax credits and other benefits from its investments in affordable housing tax credits of $1,655, $1,391 and $1,402, respectively. During the years ended December 31, 2023, 2022 and 2021, the Company did not incur impairment losses related to its investment in qualified affordable housing projects.

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

December 31, 2023, 2022 and 2021

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

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the years ended December 31, 2023, 2022 and 2021.

	For the years ended December 31,
	2023	2022	2021
Noninterest Income
In-scope of Topic 606:
Service charges	$7,206	$7,074	$5,905
ATM/Interchange fees	5,880	5,499	5,443
Wealth management fees	4,767	4,902	4,857
Tax refund processing fees	2,375	2,375	2,375
Other	10,220	4,686	1,055
Noninterest Income (in-scope of Topic 606)	30,448	24,536	19,635
Noninterest Income (out-of-scope of Topic 606)	6,715	4,540	11,817
Total Noninterest Income	$37,163	$29,076	$31,452

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

CIVISTA BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023, 2022 and 2021

(Amounts in thousands, except share data)

NOTE 25 – LEASES (Continued)

The balance sheet information related to our operating leases were as follows as of December 31, 2023 and 2022:

	Classification on the Consolidated Balance Sheet	December 31, 2023	December 31, 2022
Assets:
Operating lease	Other assets	$1,632	$2,108
Liabilities:
Operating lease	Accrued expenses and other liabilities	$1,632	$2,108

The cost components of our operating leases were as follows for the periods ended December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
Lease cost
Operating lease cost	$499	$445
Short-term lease cost	160	182
Sublease income	(26)	(29)
Total lease cost	$633	$598

Maturities of our lease liabilities for all operating leases for each of the next five years and thereafter is as follows:

2024	$635
2025	459
2026	412
2027	292
2028	-
Thereafter	-
Total lease payments	$1,798
Less: Imputed Interest	166
Present value of lease liabilities	$1,632

The weighted average remaining lease terms and discount rates for all of our operating leases were as follows as of December 31, 2023:

Weighted-average remaining lease term - operating leases (years)	4.29
Weighted-average discount rate - operating leases	2.89%

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

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Principal Accounting Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15 under the Exchange Act, as of the end of the fiscal year covered by this Annual Report on Form 10-K. Based upon that evaluation, our Chief Executive Officer and Principal Accounting Officer concluded that our disclosure controls and procedures as of December 31, 2023, were effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

(a) There was no information the Company was required to disclose in a current report on Form 8-K during the fourth quarter of 2023 that was not reported.

(b) During the quarter ended December 31, 2023, no director or officer (as defined under Rule 16a-1 of the Exchange Act) adopted or terminated any Rule 10b5-1 trading arrangements or any non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The information contained under the captions “Proposal 1 – Election of Directors”, “Beneficial Ownership of Common Shares of the Corporation –Section 16(a) Reports”, “Board of Director Meetings and Committees – Committees of the Board – Audit Committee”, “Corporate Governance – Code of Ethics”, “Corporate Governance – Nominating Procedure” and “Executive Officers of the Corporation” in the 2024 Proxy Statement is incorporated herein by reference in response to this Item.

The procedures by which shareholders of the Company may recommend nominees to the Company’s Board of Directors are described under the caption “Corporate Governance – Nominating Procedure” in the 2024 Proxy Statement. The procedures by which shareholders of the Company may recommend nominees to the Company’s Board of Directors have not materially changed from those described in the Company’s definitive Proxy Statement for the 2023 annual meeting of shareholders held on April 18, 2023.

Item 11. Executive Compensation.

The information contained under the captions “2023 Compensation of Directors”, “Compensation Committee Interlocks and Insider Participation” and “Executive Compensation” in the 2024 Proxy Statement is incorporated herein by reference in response to this Item.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information contained under the caption “Beneficial Ownership of Common Shares of the Company” in the 2024 Proxy Statement is incorporated herein by reference in response to this Item.

The following table shows the number of common shares remaining available for awards under the Company’s 2014 Incentive Plan at December 31, 2023.

Equity Compensation Plan Information
Plan category	(a) Number of Common Shares to be issued upon exercise of outstanding options, warrants and rights (a)	(b) Weighted-average exercise price of outstanding options, warrants and rights (b)	(c) Number of Common Shares remaining available for future issuance under equity compensation plans (excluding common shares reflected in column (a) )
Equity compensation plans approved by shareholders	—	—	60,049
Equity compensation plans not approved by shareholders	—	—	—
Total	—	—	60,049

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information contained under the caption “Corporate Governance – Director Independence” and “Corporate Governance – Transactions with Directors, Officers and Related Persons” in the 2024 Proxy Statement is incorporated herein by reference in response to this Item.

Item 14. Principal Accountant Fees and Services.

The information contained under the caption “Audit Committee Matters” of the 2024 Proxy Statement is incorporated herein by reference in response to this Item.

PART IV

Item 15. Exhibit and Financial Statement Schedules

(a)
Documents filed as a Part of the Report
1.
Financial Statements. Civista Bancshares, Inc.’s Report of Independent Auditors and Consolidated Financial Statements and accompanying notes are filed as part of this document under Item 8.

Report of Independent Registered Public Accounting Firm on Financial Statements (PCAOB ID: 686)

Consolidated Balance Sheets - December 31, 2023 and 2022

Consolidated Statements of Operations - For the years ended December 31, 2023, 2022 and 2021

Consolidated Statements of Comprehensive Income - For the years ended December 31, 2023, 2022 and 2021

Consolidated Statements of Changes in Shareholders’ Equity - For the years ended December 31, 2023, 2022 and 2021

Consolidated Statements of Cash Flows - For the years ended December 31, 2023, 2022 and 2021

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

4.1	Indenture dated November 30, 2021, by and between Civista Bancshares, Inc. and UMB Bank, National Association, as Trustee.	Filed as Exhibit 4.1 to Civista Bancshares, Inc.’s Current Report on Form 8-K dated and filed on November 30, 2022 and incorporated herein by reference (File No. 001-36192).
4.2	Forms of 3.25% Fixed-to-Floating Rate Subordinated Notes due 2031.	Included as Exhibit A-1 and Exhibit A-2 to the Indenture filed as Exhibit 4.1 hereto.
4.3	Agreement to furnish instrument and agreements defining rights of holders of long-term debt.	Included herewith.
4.4	Description of Capital Stock of Civista Bancshares, Inc.	Filed as Exhibit 4.2 to Civista Bancshares, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2021, filed on March 15, 2021 and incorporated herein by reference (File No. 001-36192).
10.1*	Form of Change in Control Agreement by and among Civista Bancshares, Inc., Civista Bank and certain executive officers.	Filed as Exhibit 10.1 to Civista Bancshares, Inc.’s Current Report on Form 8-K dated and filed on March 8, 2019 and incorporated herein by reference. (File No. 001-36192).
10.2*	Form of Amended and Restated Change in Control Agreement by and among Civista Bancshares, Inc., Civista Bank and certain executive officers.	Filed as Exhibit 10.1 to Civista Bancshares, Inc.’s Current Report on Form 8-K dated and filed on March 8, 2019 and incorporated herein by reference. (File No. 001-36192).
10.3*	Form of Pension Shortfall Agreement by and among Civista Bancshares, Inc., Civista Bank and certain executive officers.	Filed as Exhibit 10.2 to Civista Bancshares, Inc.’s Current Report on Form 8-K dated and filed on October 29, 2015 and incorporated herein by reference. (File No. 001-36192).
10.4*	Supplemental Nonqualified Executive Retirement Plan	Filed as Exhibit 10.12 to Civista Bancshares, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011, filed on March 15, 2012 and incorporated herein by reference (File No. 0-25980).
10.5*	Amendment to Supplemental Nonqualified Executive Retirement Plan	Filed as Exhibit 10.13 to Civista Bancshares, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011, filed on March 15, 2012 and incorporated herein by reference (File No. 0-25980).
10.6*	Second Amendment to Supplemental Nonqualified Executive Retirement Plan	Filed as Exhibit 10.1 to Civista Bancshares, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2016, filed on August 9, 2016 and incorporated herein by reference (File No. 1-36192)

Exhibit	Description	Location
10.7*	2018 Amendment to Supplemental Nonqualified Executive Retirement Plan	Filed as Exhibit 10.1 to Civista Bancshares, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2018, filed on August 8, 2018 and incorporated herein by reference (File No. 1-36192).
10.8*	Civista Bancshares, Inc. 2014 Incentive Plan	Filed as Exhibit 10.1 to Civista Bancshares, Inc.’s Registration Statement on Form S-8 filed on February 26, 2015 and incorporated herein by reference (File No. 333-202316).
10.9*	Form of Restricted Stock Award Agreement under Civista Bancshares, Inc. 2014 Incentive Plan	Filed as Exhibit 10.8 to Civista Bancshares, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2018, filed on March 15, 2019 and incorporated herein by reference. (File No. 1-36192)
21.1	Subsidiaries of Civista Bancshares, Inc	Included herewith
23.1	Consent of FORVIS, LLP	Included herewith
31.1	Rule 13a-14(a)/15-d-14(a) Certification of Chief Executive Officer	Included herewith
31.2	Rule 13a-14(a)/15-d-14(a) Certification of Principal Accounting Officer	Included herewith
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included herewith
32.2	Certification of Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included herewith
97	Clawback Policy	Included herewith
101.INS	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents
104	Cover page formatted as Inline XBRL and contained in Exhibit 101

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
Dennis G. Shaffer, President & CEO (Principal Executive Officer)

Date: March 14, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 14, 2024 by the following persons (including a majority of the Board of Directors of the Registrant) in the capacities indicated:

/s/ Dennis E. Murray, Jr.	/s/ Dennis G. Shaffer
Dennis E. Murray, Jr., Chairman of the Board	Dennis G. Shaffer, President & CEO, Vice Chair

/s/ Todd A. Michel	/s/ John O. Bacon
Todd A. Michel, Senior Vice President	John O. Bacon, Director
(Principal Accounting Officer)

/s/ Darci L. Congrove	/s/ Mark J. Macioce
Darci L. Congrove, Director	Mark J. Macioce, Director

/s/ Julie A. Mattlin	/s/ James O. Miller
Julie A. Mattlin, Director	James O. Miller, Director

/s/ Allen R. Nickles, CPA, CFE, CICA	/s/ M. Patricia Oliver
Allen R. Nickles, CPA, CFE, CICA, Director	M. Patricia Oliver, Director

/s/ Clyde A. "Chip" Perfect	/s/ Harry Singer
Clyde A. "Chip" Perfect, Director	Harry Singer, Director

/s/ Nathan E. Weaks	/s/ Lorina W. Wise
Nathan E. Weaks, Director	Lorina W. Wise, Director

/s/ Gerald B. Wurm
Gerald B. Wurm, Director