Form 10-Q
period 2024-03-31
CIVISTA BANCSHARES, INC.
filed 2024-05-09
CIK 944745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended - March 31, 2024

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Shares, no par value, outstanding at May 6, 2024—15,727,013 shares

CIVISTA BANCSHARES, INC.

Part I – Financial Information

ITEM 1. Financial Statements

CIVISTA BANCSHARES, INC.

Consolidated Balance Sheets

(In thousands, except share data)

	March 31, 2024
	(Unaudited)	December 31, 2023
ASSETS
Cash and due from financial institutions	$50,310	$60,406
Investments in time deposits	1,450	1,225
Securities available-for-sale	606,249	618,272
Equity securities	2,027	2,169
Loans held for sale	3,716	1,725
Loans, net of allowance for credit losses of $38,849 and $36,170	2,859,290	2,824,568
Other securities	31,360	29,998
Premises and equipment, net	54,280	56,769
Accrued interest receivable	13,513	12,819
Goodwill	125,520	125,520
Other intangible assets, net	9,098	9,508
Bank owned life insurance	61,685	61,335
Swap assets	14,682	12,481
Deferred taxes	20,296	18,357
Other assets	26,782	26,266
Total assets	$3,880,258	$3,861,418
LIABILITIES
Deposits
Noninterest-bearing	$707,993	$771,699
Interest-bearing	2,272,702	2,213,329
Total deposits	2,980,695	2,985,028
Short-term Federal Home Loan Bank advances	368,500	338,000
Long-term Federal Home Loan Bank advances	2,211	2,392
Subordinated debentures	103,984	103,943
Other borrowings	8,105	9,859
Swap liabilities	14,682	12,481
Accrued expenses and other liabilities	32,422	37,713
Total liabilities	3,510,599	3,489,416
SHAREHOLDERS’ EQUITY
Common shares, no par value, 40,000,000 shares authorized, 19,328,525 shares issued at March 31, 2024 and 19,288,674 shares issued at December 31, 2023, including Treasury shares	311,352	311,166
Retained earnings	187,638	183,788
Treasury shares, 3,601,512 common shares at March 31, 2024 and 3,593,250 common shares at December 31, 2023, at cost	(75,574)	(75,422)
Accumulated other comprehensive loss	(53,757)	(47,530)
Total shareholders’ equity	369,659	372,002
Total liabilities and shareholders’ equity	$3,880,258	$3,861,418

See notes to interim unaudited consolidated financial statements

CIVISTA BANCSHARES, INC.

Consolidated Statements of Operations (Unaudited)

(In thousands, except per share data)

	Three months ended
	March 31,
	2024	2023
Interest and dividend income
Loans, including fees	$44,484	$37,784
Taxable securities	2,934	2,834
Tax-exempt securities	2,375	2,262
Deposits in other banks	335	45
Total interest and dividend income	50,128	42,925
Interest expense
Deposits	15,987	3,232
Federal Home Loan Bank advances	4,528	4,277
Subordinated debentures	1,241	1,169
Securities sold under agreements to repurchase and other	-	1,646
Total interest expense	21,756	10,324
Net interest income	28,372	32,601
Provision for credit losses - loans	2,042	620
Provision for credit losses - off-balance sheet credit exposures	(50)	201
Net interest income after provision	26,380	31,780
Noninterest income
Service charges	1,440	1,773
Net gain on sale of securities	—	—
Net gain (loss) on equity securities	(141)	(68)
Net gain on sale of loans and leases	863	631
ATM/Interchange fees	1,383	1,353
Wealth management fees	1,276	1,193
Lease revenue and residual income	1,674	2,046
Bank owned life insurance	350	253
Tax refund processing fees	—	1,900
Swap fees	57	61
Other	1,602	1,926
Total noninterest income	8,504	11,068
Noninterest expense
Compensation expense	15,457	15,105
Net occupancy expense	1,368	1,359
Equipment expense	2,535	2,761
Contracted data processing	545	520
FDIC assessment	484	248
State franchise tax	485	526
Professional services	1,149	1,555
Amortization of intangible assets	391	398
ATM/Interchange expense	625	580
Marketing	479	505
Software maintenance expense	1,189	878
Other operating expenses	2,982	2,997
Total noninterest expense	27,689	27,432
Income before taxes	7,195	15,416
Income tax expense	835	2,528
Net Income	$6,360	$12,888
Earnings per common share, basic	$0.41	$0.82
Earnings per common share, diluted	$0.41	$0.82

See notes to interim unaudited consolidated financial statements

CIVISTA BANCSHARES, INC.

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2024	2023
Net income	$6,360	$12,888
Other comprehensive income (loss):
Unrealized holding (losses) on available-for-sale securities	(7,899)	10,302
Tax effect	1,672	(2,167)
Reclassification of gains recognized in net income	—	—
Tax effect	—	—
Pension liability adjustment	—	—
Tax effect	—	—
Total other comprehensive (loss)	(6,227)	8,135
Comprehensive income (loss)	$133	$21,023

See notes to interim unaudited consolidated financial statements

CIVISTA BANCSHARES, INC.

Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)

(In thousands, except share data)

	Common Shares				Accumulated Other	Total
	Outstanding Shares	Amount	Retained Earnings	Treasury Shares	Comprehensive Income (Loss)	Shareholders’ Equity
Balance, December 31, 2023	15,695,424	$311,166	$183,788	$(75,422)	$(47,530)	$372,002
Net Income	—	—	6,360	—	—	6,360
Other comprehensive loss	—	—	—	—	(6,227)	(6,227)
Stock-based compensation	39,851	186	—	—	—	186
Common stock dividends ($0.15 per share)	—	—	(2,510)	—	—	(2,510)
Purchase of common stock	(8,262)	—	—	(152)	—	(152)
Balance, March 31, 2024	15,727,013	$311,352	$187,638	$(75,574)	$(53,757)	$369,659

	Common Shares				Accumulated Other	Total
	Outstanding Shares	Amount	Retained Earnings	Treasury Shares	Comprehensive Income (Loss)	Shareholders’ Equity
Balance, December 31, 2022	15,728,234	$310,182	$156,492	$(73,794)	$(58,045)	$334,835
Cumulative-effect adjustment for adoption of ASC 326	—	—	(6,069)	—	—	$(6,069)
Balance, January 1, 2023	15,728,234	310,182	150,423	(73,794)	(58,045)	$328,766
Net Income	—	—	12,888	—	—	12,888
Other comprehensive loss	—	—	—	—	8,135	8,135
Stock-based compensation	45,796	230	—	—	—	230
Common stock dividends ($0.14 per share)	—	—	(2,201)	—	—	(2,201)
Purchase of common stock	(5,620)	—	—	(121)	—	(121)
Balance, March 31, 2023	15,768,410	$310,412	$161,110	$(73,915)	$(49,910)	$347,697

See notes to interim unaudited consolidated financial statements

CIVISTA BANCSHARES, INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Three Months Ended March 31,
	2024	2023
Net cash provided by operating activities	$752	$19,794
Cash flows used for investing activities:
Maturities, paydowns and calls of securities, available-for-sale	4,873	4,980
Purchases of securities, available-for-sale	(1,188)	(7,179)
Purchase of other securities	(2,785)	(9,126)
Redemption of other securities	1,423	7,328
Net change in loans	(36,372)	(34,085)
Proceeds from sale of premises and equipment	—	692
Premises and equipment purchases	(123)	(1,245)
Net cash used for investing activities	(34,172)	(38,635)
Cash flows from financing activities:
Repayment of long-term FHLB advances	(181)	(217)
Net change in short-term FHLB advances	30,500	(181,700)
Repayment of other borrowings	—	(1,578)
Increase in deposits	(4,333)	223,532
Decrease in securities sold under repurchase agreements	—	(9,512)
Purchase of treasury shares	(152)	(121)
Common dividends paid	(2,510)	(2,201)
Net cash provided by (used for) financing activities	23,324	28,203
Increase (decrease) in cash and cash equivalents	(10,096)	9,362
Cash and cash equivalents at beginning of period	60,406	43,361
Cash and cash equivalents at end of period	$50,310	$52,723
Cash paid during the period for:
Interest	$6,289	$1,628
Income taxes	4	10
Supplemental cash flow information:
Change in fair value of swap asset	(2,201)	3,229
Change in fair value of swap liability	2,201	(3,229)

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

Civista provides financial services through its offices in the Ohio counties of Erie, Crawford, Champaign, Cuyahoga, Franklin, Logan, Summit, Huron, Ottawa, Madison, Montgomery, Henry, Wood, and Richland, in the Indiana counties of Dearborn and Ripley and in the Kentucky county of Kenton. Its primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are residential mortgage, commercial, and installment loans. Substantially all loans are secured by specific items of collateral including business assets, consumer assets and commercial and residential real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. There are no significant concentrations of loans to any one industry or customer. However, our customers’ ability to repay their loans is dependent on the real estate and general economic conditions in the area. Other financial instruments that potentially represent concentrations of credit risk include deposit accounts in other financial institutions.

Civista Leasing and Finance, formerly known as Vision Financial Group, Inc. ("VFG") was acquired in the fourth quarter of 2022 as a wholly owned subsidiary of Civista. As of August 31, 2023, VFG was merged into Civista and now operates as a full-service equipment leasing and financing division of Civista and has been rebranded as Civista Leasing and Finance ("CLF"). The operations of CLF are headquartered in Pittsburgh, Pennsylvania.

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

The accompanying Unaudited Consolidated Financial Statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company’s financial position as of March 31, 2024 and its results of operations and changes in cash flows for the periods ended March 31, 2024 and 2023 have been made. The accompanying Unaudited Consolidated Financial Statements have been prepared in accordance with instructions of Form 10-Q, and therefore certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been omitted. The results of operations for the period ended March 31, 2024 are not necessarily indicative of the operating results for the full year. Reference is made to the accounting policies of the Company described in the notes to the audited financial statements contained in the Company’s 2023 annual report. The Company has consistently followed these policies in preparing this Form 10-Q.

(2) Significant Accounting Policies

Allowance for Credit Losses: On January 1, 2023, the Company adopted Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments – Credit Losses (Topic 326) – Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). ASU 2016-13 introduces a new credit loss methodology, Current Expected Credit Losses ("CECL"), which requires earlier recognition of credit losses, while also providing additional transparency about credit risk. ASU 2016-13 amends guidance on reporting credit losses for financial assets held at amortized cost basis and available for sale debt securities. ASU 2016-13 eliminates the probable initial recognition threshold previously required under GAAP and instead, requires an entity to reflect its current estimate of all expected credit losses based on historical experience, current conditions and reasonable and supportable forecasts. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected. ASU 2016-13 also expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the reserve for credit losses. In addition, entities need to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The Company adopted Accounting Standards Codification ("ASC") 326 using the modified retrospective method for all financial assets measured at amortized cost and off-balance sheet credit exposures. Results for the periods beginning after January 1, 2023 are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable GAAP. The Company adopted ASC 326 using the prospective transition approach for purchased credit deteriorated ("PCD") financial assets that were previously classified as purchased credit impaired ("PCI") and accounted for under ASC 310-30. In accordance with ASC 326, management did not reassess whether PCI assets met the criteria of PCD assets as of the date of adoption. On January 1, 2023, the amortized cost basis of the PCD assets was adjusted to reflect the addition of $1,668 to the allowance for credit losses. The remaining noncredit discount (based on the adjusted amortized cost basis) will be accreted into interest income at the effective interest rate as of January 1, 2023. The adoption of CECL resulted in an increase to our total allowance for credit losses (“ACL”) on loans held for investment of $4.3 million, an increase in allowance for credit losses on unfunded loan commitments of $3.4 million, a reclassification of PCI discount from loans to the allowance for credit losses of $1.7 million, and an increase in deferred tax asset of $1.6 million. The Company also recorded a net reduction of retained earnings of $6.1 million upon adoption.

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

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

Reserve for Unfunded Commitments

The reserve for unfunded commitments (the “Unfunded Reserve”) represents the expected credit losses on off-balance sheet commitments such as unfunded commitments to extend credit and standby letters of credit. No allowance is recognized if the Company has the unconditional right to cancel the obligation. The Company is defining unconditionally cancelable in its literal sense, meaning that a commitment may be cancelled by the Company for any, or for no reason whatsoever. However, the Company in its business dealings, has no practical history of unconditionally canceling commitments. Commitments are not typically cancelled until a default or a defined condition occurs. Being that its historical practice has been to not cancel credit commitments unconditionally, the Company has made the decision to reserve for Unfunded Commitments. The Unfunded Reserve is recognized as a liability (included within other liabilities in the Consolidated Balance Sheets), with adjustments to the reserve recognized as hprovision in the Consolidated Statements of Operations. The Unfunded Reserve is determined by estimating expected future fundings, under each segment, and applying the expected loss rates. Expected future fundings over the estimated life of commitments are based on historical averages of funding rates (i.e., the likelihood of draws taken). To estimate future fundings on unfunded balances, current funding rates are compared to historical funding rates. Estimate of credit losses are determined using the same loss rates as funded loans.

Revisions: Interest income and interest expense increased $1,386 in the Consolidated Statement of Operations as of and for the quarter ended March 31, 2023 for certain loan participations sold that were deemed to not qualify for sales accounting under ASC 860. This revision did not have a significant impact on the consolidated financial statement line items impacted and had no effect on net income.

Use of Estimates: To prepare financial statements in conformity with accounting principles generally accepted in the United States of America "GAAP", management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in financial statements and the disclosures provided, and future results could differ. The allowance for credit losses, consideration of impairment of goodwill, fair values of financial instruments, deferred taxes, swap assets/liabilities and pension obligations are particularly subject to change.

Adoption of New Accounting Standards:

In June 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). The ASU introduces a new credit loss methodology, CECL, which requires earlier recognition of credit losses, while also providing additional transparency about credit risk. Since its original issuance in 2016, the FASB has issued several updates to the original ASU.

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

Effect of Newly Issued but Not Yet Effective Accounting Standards:

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The Update is designed to provide relief from the accounting analysis and impacts that may otherwise be required for modifications to agreements necessitated by reference rate reform. The Update also provides optional expedients to enable companies to continue to apply hedge accounting to certain hedging relationships impacted by reference rate reform. The amendments in this Update are effective for all entities as of March 12, 2020 through December 31, 2022; however, a deferral of the implementation of reference rate reform was issued in December of 2022, which extends the implementation to December 31, 2024. The Company has implemented a replacement for the reference rate using SOFR or the Prime Rate and has determined that the changes to the reference rate is not expected to have a material impact on our financial condition, results of operations or cash flows.

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

In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures." The amendments require that public business entities on an annual basis (a) disclose specific categories in the rate reconciliation and (b) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income or loss by the applicable statutory income tax rate). The amendments also require that all entities disclose on an annual basis the amount of income taxes paid (net of refunds received) disaggregated by federal (national), state, and foreign taxes, and the amount of income taxes paid (net of refunds received) disaggregated by individual jurisdictions in which income taxes paid (net of refunds received) is equal to or greater than 5 percent of total income taxes paid (net of refunds received). The amendments require that all entities disclose income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign and income tax expense (or benefit) from continuing operations disaggregated by federal (national), state, and foreign. The ASU is effective for public business entities for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The amendments should be applied on a prospective basis. Retrospective application is permitted. The Company does not intend to adopt early. The Company does not anticipate a significant impact to the consolidated financial statements upon adoption.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

(3) Securities

The amortized cost and fair market value of available-for-sale securities and the related gross unrealized gains and losses recognized were as follows:

March 31, 2024	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities and obligations of U.S. government agencies	$72,013	$467	$(4,438)	$68,042
Obligations of states and political subdivisions	358,809	1,294	(26,652)	333,451
Mortgage-backed securities in government sponsored entities	237,942	14	(33,200)	204,756
Total debt securities	$668,764	$1,775	$(64,290)	$606,249

December 31, 2023	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities and obligations of U.S. government agencies	$71,418	$315	$(4,075)	$67,658
Obligations of states and political subdivisions	359,452	2,725	(23,578)	338,599
Mortgage-backed securities in government sponsored entities	242,022	19	(30,026)	212,015
Total debt securities	$672,892	$3,059	$(57,679)	$618,272

The amortized cost and fair value of securities at March 31, 2024, by contractual maturity, is shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

Available for sale	Amortized Cost	Fair Value
Due in one year or less	$5,279	$5,246
Due after one year through five years	82,371	76,227
Due after five years through ten years	44,592	43,602
Due after ten years	298,580	276,418
Mortgage-backed securities	237,942	204,756
Total securities available-for-sale	$668,764	$606,249

There were no proceeds from sales of securities available-for-sale, gross unrealized gains or gross realized losses as of March 31, 2024 or March 31, 2023.

Securities are pledged by the Company from time to time to secure public deposits, other deposits and liabilities as required by law. The carrying value of pledged securities was approximately $203,714 and $211,616 as of March 31, 2024 and December 31, 2023, respectively.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following tables show gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2024 and December 31, 2023:

March 31, 2024	12 Months or less		More than 12 months		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury securities and obligations of U.S. government agencies	$2,102	$(5)	$56,010	$(4,433)	$58,112	$(4,438)
Obligations of states and political subdivisions	48,073	(323)	171,551	(26,329)	219,624	(26,652)
Mortgage-backed securities in gov’t sponsored entities	746	(12)	201,675	(33,188)	202,421	(33,200)
Total temporarily impaired	$50,921	$(340)	$429,236	$(63,950)	$480,157	$(64,290)

December 31, 2023	12 Months or less		More than 12 months		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury securities and obligations of U.S. government agencies	$224	$(1)	$56,760	$(4,074)	$56,984	$(4,075)
Obligations of states and political subdivisions	19,168	(78)	162,291	(23,500)	181,459	(23,578)
Mortgage-backed securities in gov’t sponsored entities	20,112	(522)	189,319	(29,504)	209,431	(30,026)
Total temporarily impaired	$39,504	$(601)	$408,370	$(57,078)	$447,874	$(57,679)

At March 31, 2024, there were a total of 446 securities in the portfolio with unrealized losses mainly due to higher current market rates when compared to the time of purchase. Unrealized losses on securities have not been recognized into income because the issuers’ securities are of high credit quality, management has the intent and ability to hold these securities for the foreseeable future, and the decline in fair value is largely due to currently higher market rates when compared to the time of purchase. The fair value is expected to recover as the securities approach their maturity date or reset date. The Company does not intend to sell until recovery and does not believe selling will be required before recovery.

The following table presents the net gains and losses on equity investments recognized in earnings for the three months ended March 31, 2024 and the portion of unrealized gains and losses for the period that relates to equity investments held at March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Net losses recognized on equity securities during the period	$(141)	$(68)
Less: Net losses realized on the sale of equity securities during the period	—	—
Unrealized losses recognized on equity securities held at reporting date	$(141)	$(68)

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

(4) Loans

Loan balances were as follows:

	March 31, 2024	December 31, 2023
Commercial & Agriculture	$302,663	$304,793
Commercial Real Estate- Owner Occupied	367,419	377,321
Commercial Real Estate- Non-Owner Occupied	1,185,688	1,161,894
Residential Real Estate	676,802	659,841
Real Estate Construction	267,737	260,409
Farm Real Estate	24,908	24,771
Lease Financing Receivable	56,680	54,642
Consumer and Other	16,242	18,056
Total loans	2,898,139	2,861,727
Allowance for credit losses	(38,849)	(37,160)
Net loans	$2,859,290	$2,824,567

Included in Commercial & Agriculture loans above are $289 and $326 of Paycheck Protection Program (“PPP”) loans as of March 31, 2024 and December 31, 2023, respectively.

Included in total loans above are net deferred loan fees of $2,664 and $2,743 at March 31, 2024 and December 31, 2023, respectively.

The Company elected to exclude accrued interest receivable from the amortized cost basis of loans disclosed throughout this Note 4 and Note 5 (Allowance for Credit Losses). As of March 31, 2024 and December 31, 2023, accrued interest receivable totaled $13,513 and $12,819, respectively, and is included in the accrued interest receivable line item on the Company's Consolidated Balance Sheet.

(5) Allowance for Credit Losses

The following table presents, by portfolio segment, the changes in the ACL for the three months ended March 31, 2024.

Allowance for credit losses:

For the three months ended March 31, 2024	Beginning balance	Charge-offs	Recoveries	Provision	Ending Balance
Commercial & Agriculture	$7,587	$(212)	$152	$210	$7,737
Commercial Real Estate:
Owner Occupied	4,723	—	3	(74)	4,652
Non-Owner Occupied	12,056	(174)	5	1,081	12,968
Residential Real Estate	8,489	(13)	120	478	9,074
Real Estate Construction	3,388	—	4	41	3,433
Farm Real Estate	260	—	—	60	320
Lease Financing Receivables	297	(226)	—	288	359
Consumer and Other	341	(26)	14	(23)	306
Unallocated	19	—	—	(19)	0
Total	$37,160	$(651)	$298	$2,042	$38,849

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

For the three months ended March 31, 2024, the Company provided $2,042 to the allowance for credit losses, as compared to a provision of $620 for the three months ended March 31, 2023. The company experienced an increase in the allowance for credit losses as our CECL model required higher reserves, primarily attributable to three credits, based on the individually analyzed loan and lease portfolio.

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

For the three months ended March 31, 2023, the Company provided $620 to the allowance for credit losses. Upon adoption of CECL we recorded an increase in the allowance for credit losses of $5,193. The increase in the reserves was principally related to loan growth during the quarter.

Allowance for credit losses:

The following tables present credit exposures by internally assigned risk grades as of March 31, 2024 and December 31, 2023. The risk rating analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements as scheduled or at all. The Company’s internal credit risk grading system is based on experiences with similarly graded loans.

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

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

Based on the most recent analysis performed, the risk category of loans, by type and year of originations, at March 31, 2024, is as follows:

	Term Loans Amortized Cost Basis by Origination Year
								Revolving
								Loans
							Revolving	Converted
March 31, 2024	2024	2023	2022	2021	2020	Prior	Loans	to Term	Total
Commercial & Agriculture
Pass	$12,961	$57,193	$59,599	$49,031	$15,668	$21,053	$80,266	$—	$295,771
Special Mention	—	949	162	267	1,581	106	383	—	3,448
Substandard	—	307	192	57	128	396	2,345	—	3,425
Doubtful	—	—	—	11	8	—	—	—	19
Total Commercial & Agriculture	$12,961	$58,449	$59,953	$49,366	$17,385	$21,555	$82,994	$—	$302,663
Commercial & Agriculture:
Current-period gross charge-offs	$—	$139	$—	$40	$—	$33	$—	$—	$212

Commercial Real Estate - Owner Occupied
Pass	$8,466	$37,270	$81,350	$66,298	$53,393	$108,338	$6,251	$—	$361,366
Special Mention	—	523	215	733	512	456	—	—	2,439
Substandard	—	—	227	—	—	3,387	—	—	3,614
Doubtful	—	—	—	—	—	—	—	—	—
Total Commercial Real Estate - Owner Occupied	$8,466	$37,793	$81,792	$67,031	$53,905	$112,181	$6,251	$—	$367,419
Commercial Real Estate - Owner Occupied:
Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial Real Estate - Non-Owner Occupied
Pass	$3,399	$189,130	$285,936	$195,569	$135,004	$325,610	$25,275	$—	$1,159,923
Special Mention	—	584	5,731	6,114	-	8,636	277	—	21,342
Substandard	—	—	—	—	-	4,423	—	—	4,423
Doubtful	—	—	—	—	—	—	—	—	—
Total Commercial Real Estate - Non-Owner Occupied	$3,399	$189,714	$291,667	$201,683	$135,004	$338,669	$25,552	$—	$1,185,688
Commercial Real Estate - Non-Owner Occupied:
Current-period gross charge-offs	$—	$—	$—	$—	$—	$174	$—	$—	$174

Residential Real Estate
Pass	$16,859	$99,311	$124,004	$94,750	$69,778	$107,071	$157,772	$—	$669,545
Special Mention	—	286	—	218	95	213	—	—	812
Substandard	1,200	180	579	768	80	2,484	1,154	—	6,445
Doubtful	—	—	—	—	—	—	—	—	—
Total Residential Real Estate	$18,059	$99,777	$124,583	$95,736	$69,953	$109,768	$158,926	$—	$676,802
Residential Real Estate:
Current-period gross charge-offs	$—	$—	$—	$3	$—	$10	$—	$—	$13

Real Estate Construction
Pass	$8,265	$127,222	$88,148	$21,687	$8,488	$4,760	$7,140	$—	$265,710
Special Mention	—	385	1,487	155	—	—	—	—	2,027
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total Real Estate Construction	$8,265	$127,607	$89,635	$21,842	$8,488	$4,760	$7,140	$—	$267,737
Real Estate Construction:

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Farm Real Estate
Pass	$627	$2,329	$947	$2,237	$4,392	$12,875	$1,501	$—	$24,908
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total Farm Real Estate	$627	$2,329	$947	$2,237	$4,392	$12,875	$1,501	$—	$24,908
Farm Real Estate:
Current-period charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Lease Financing Receivables
Pass	$3,087	$10,764	$12,248	$11,891	$5,068	$11,976	$—	$—	55,034
Special Mention	—	254	—	—	—	—	—	—	254
Substandard	—	444	114	30	44	108	—	—	740
Doubtful	—	193	351	24	15	69	—	—	652
Total Lease Financing Receivables	$3,087	$11,655	$12,713	$11,945	$5,127	$12,153	$—	$—	$56,680
Lease Financing Receivables:
Current-period charge-offs	$—	$—	$151	$12	$63	$—	$—	$—	$226

Consumer and Other
Pass	$1,117	$4,994	$3,629	$3,155	$1,293	$530	$1,484	$—	$16,202
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	4	17	13	6	—	—	40
Doubtful	—	—	—	—	—	—	—	—	—
Total Consumer and Other	$1,117	$4,994	$3,633	$3,172	$1,306	$536	$1,484	$—	$16,242
Consumer and Other:
Current-period charge-offs	$—	$2	$2	$5	$4	$13	$—	$—	$26
Total Loans	$55,981	$532,318	$664,923	$453,012	$295,560	$612,497	$283,848	$—	$2,898,139
Total Loans:
Current-period charge-offs	$—	$141	$153	$60	$67	$230	$—	$—	$651

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

Risk category of loans, by type and year of originations, at December 31, 2023 is as follows:

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

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

Real Estate Construction
Pass	$108,606	$105,222	$20,960	$6,739	$2,699	$2,635	$9,335	$—	$256,196
Special Mention	—	1,226	926	2,019	—	—	—	—	4,171
Substandard	—	—	42	—	—	—	—	—	42
Doubtful	—	—	—	—	—	—	—	—	—
Total Real Estate Construction	$108,606	$106,448	$21,928	$8,758	$2,699	$2,635	$9,335	$—	$260,409
Real Estate Construction:
Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Farm Real Estate
Pass	$2,207	$967	$2,256	$4,462	$789	$12,528	$1,292	$—	$24,501
Special Mention	—	—	—	—	—	20	—	—	20
Substandard	—	—	—	—	—	250	—	—	250
Doubtful	—	—	—	—	—	—	—	—	—
Total Farm Real Estate	$2,207	$967	$2,256	$4,462	$789	$12,798	$1,292	$—	$24,771
Farm Real Estate:
Current-period charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Lease Financing Receivables
Pass	$28,177	$13,924	$6,620	$3,678	$1,725	$1	$—	$—	$54,125
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	8	38	61	231	17	—	—	355
Doubtful	—	139	—	15	8	—	—	—	162
Total Lease Financing Receivables	$28,177	$14,071	$6,658	$3,754	$1,964	$18	$—	$—	$54,642
Lease Financing Receivables:
Current-period charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer and Other
Pass	$6,510	$4,135	$3,615	$1,578	$509	$248	$1,424	$—	$18,019
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	2	14	15	—	6	—	—	37
Doubtful	—	—	—	—	—	—	—	—	—
Total Consumer and Other	$6,510	$4,137	$3,629	$1,593	$509	$254	$1,424	$—	$18,056
Consumer and Other:
Current-period charge-offs	$6	$40	$40	$7	$13	$3	$5	$—	$114
Total Loans	$513,980	$673,054	$459,295	$302,185	$203,527	$423,273	$286,413	$—	$2,861,727
Total Loans:
Current-period charge-offs	$6	$719	$572	$7	$13	$109	$5	$—	$1,431

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following tables include an aging analysis of the recorded investment of past due loans outstanding as of March 31, 2024 and December 31, 2023.

March 31, 2024	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans	Past Due 90 Days and Accruing
Commercial & Agriculture	$495	$133	$1,742	$2,370	$300,293	$302,663	$314
Commercial Real Estate:
Owner Occupied	365	—	14	379	367,040	367,419	—
Non-Owner Occupied	1,034	—	1,863	2,897	1,182,791	1,185,688	—
Residential Real Estate	4,592	116	1,209	5,917	670,885	676,802	—
Real Estate Construction	—	—	—	—	267,737	267,737	—
Farm Real Estate	—	—	—	—	24,908	24,908	—
Lease Financing Receivables	1,160	—	3,190	4,350	52,330	56,680	2,189
Consumer and Other	119	2	16	137	16,105	16,242	—
Total	$7,765	$251	$8,034	$16,050	$2,882,089	$2,898,139	$2,503

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

December 31, 2023	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans	Past Due 90 Days and Accruing
Commercial & Agriculture	$1,228	$471	$1,999	$3,698	$301,095	$304,793	$73
Commercial Real Estate:
Owner Occupied	4	—	123	127	377,194	377,321	—
Non-Owner Occupied	—	—	—	0	1,161,894	1,161,894	—
Residential Real Estate	4,581	1,180	1,642	7,403	652,438	659,841	—
Real Estate Construction	—	—	—	—	260,409	260,409	—
Farm Real Estate	—	—	—	—	24,771	24,771	—
Lease Financing Receivables	950	410	373	1,733	52,909	54,642	—
Consumer and Other	172	23	2	197	17,859	18,056	—
Total	$6,935	$2,084	$4,139	$13,158	$2,848,569	$2,861,727	$73

The following table presents loans on nonaccrual status as of March 31, 2024.

March 31, 2024	Nonaccrual loans with a related ACL	Nonaccrual loans without a related ACL	Total Nonaccrual loans	Interest Income Recognized
Commercial & Agriculture	$982	$2,843	$3,825	$6
Commercial Real Estate:
Owner Occupied	32	447	479	21
Non-Owner Occupied	1,059	1,954	3,013	—
Residential Real Estate	—	4,646	4,646	24
Real Estate Construction	—	—	—	2
Farm Real Estate	—	—	—	—
Lease Financing Receivables	585	643	1,228	—
Consumer and Other	—	44	44	1
Total	$2,658	$10,577	$13,235	$54

The following table presents loans on nonaccrual status as of December 31, 2023.

December 31, 2023	Nonaccrual loans with a related ACL	Nonaccrual loans without a related ACL	Total Nonaccrual loans	Interest Income Recognized
Commercial & Agriculture	$914	$4,891	$5,805	$9
Commercial Real Estate:
Owner Occupied	269	3	272	7
Non-Owner Occupied	—	1,167	1,167	—
Residential Real Estate	—	4,633	4,633	26
Real Estate Construction	—	41	41	—
Farm Real Estate	—	—	—	—
Lease Financing Receivables	15	492	507	—
Consumer and Other	—	42	42	4
Total	$1,198	$11,269	$12,467	$46

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

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

Modifications to Borrowers Experiencing Financial Difficulty: From time to time, the Company may modify certain loans to borrowers who are experiencing financial difficulty. In some cases, these modifications result in new loans. Loan modifications to borrowers experiencing financial difficulty may be in the form of principal forgiveness, interest rate reduction, term extension, other-than-significant payment delay or a combination thereof, among other things. During the three months ended March 31, 2024, there were no modifications of loans to borrowers experiencing financial difficulty.

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

The following table presents the amortized cost basis of collateral dependent loans, which are individually evaluated to determine expected credit losses, and the related allowance for credit losses allocated to these loans as of March 31, 2024 and December 31, 2023.

March 31, 2024	Real Estate	Other	Allowance for Credit Losses
Commercial & Agriculture	$—	$3,899	$982
Commercial Real Estate:
Owner Occupied	—	299	32
Non-Owner Occupied	—	3,013	1,059
Residential Real Estate	1,349	—	—
Real Estate Construction	—	—	—
Farm Real Estate	—	—	—
Lease Financing Receivables	—	2,142	585
Consumer and Other	—	—	—
Total	$1,349	$9,353	$2,658

December 31, 2023	Real Estate	Other	Allowance for Credit Losses
Commercial & Agriculture	$—	$4,674	$945
Commercial Real Estate:
Owner Occupied	308	—	37
Non-Owner Occupied	1,167	—	268
Residential Real Estate	149	—	—
Real Estate Construction	—	—	—
Farm Real Estate	—	—	—
Lease Financing Receivables	—	61	15
Consumer and Other	—	—	—
Total	$1,624	$4,735	$1,265

Collateral-dependent loans consist primarily of Residential Real Estate, Commercial Real Estate and Commercial & Agricultural loans. These loans are individually evaluated when foreclosure is probable or when the repayment of the loan is expected to be provided substantially through the operation or sale of the underlying collateral. In the case of Commercial & Agricultural loans secured by equipment, the fair value of the collateral is estimated by third-party valuation experts. Loan balances are charged down to the underlying collateral value when they are deemed uncollectible. Note that the Company did not elect to use the collateral maintenance agreement practical expedient available under CECL.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

Foreclosed Assets Held For Sale

Foreclosed assets acquired in settlement of loans are carried at fair value less estimated costs to sell and are included in Other assets on the Consolidated Balance Sheet. As of March 31, 2024 and December 31, 2023 there were no foreclosed assets included in Other assets.

Allowance for Credit Losses on Off-Balance-Sheet Credit Exposures

The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk from a contractual obligation to extend credit. The allowance for credit losses on off-balance-sheet credit exposures is adjusted as a provision for credit loss expense recognized within provision for credit losses on the Consolidated Statements of Operations. The estimated credit loss includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. The estimate of expected credit loss is based on the historical loss rate for the loan class in which the loan commitments would be classified as if funded.

The following table lists the allowance for credit losses on off-balance sheet credit exposures as of March 31, 2024:

	Three Months Ended
	March 31,
	2024	2023
Beginning of Period	$3,901	—
CECL adoption adjustments	—	3,386
Charge-offs	—	—
Recoveries	—	—
Provision	(50)	201
End of Period	$3,851	$3,587

(6) Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in each component of accumulated other comprehensive income (loss), net of tax for the three-month periods ended March 31, 2024 and March 31, 2023.

	For the Three-Month Period Ended			For the Three-Month Period Ended
	March 31, 2024(a)			March 31, 2023(a)
	Unrealized Gains and (Losses) on Available-for- Sale Securities (a)	Defined Benefit Pension Items (a)	Total (a)	Unrealized Gains and (Losses) on Available-for- Sale Securities (a)	Defined Benefit Pension Items (a)	Total (a)
Beginning balance	$(43,024)	$(4,506)	$(47,530)	$(52,771)	$(5,274)	$(58,045)
Other comprehensive loss before reclassifications	(6,227)	—	(6,227)	8,135	—	8,135
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—	—	—	—
Net current-period other comprehensive income (loss)	(6,227)	—	(6,227)	8,135	—	8,135
Ending balance	$(49,251)	$(4,506)	$(53,757)	$(44,636)	$(5,274)	$(49,910)

(a)
Amounts in parentheses indicate debits on the Consolidated Balance Sheets.The following table presents the amounts reclassified out of each component of accumulated other comprehensive income (loss) for the three-month periods ended March 31, 2024 and March 31, 2023.

(7) Goodwill and Intangible Assets

The carrying amount of goodwill was $125,520 at March 31, 2024 and December 31, 2023.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

Acquired intangible assets, other than goodwill, as of March 31, 2024 and December 31, 2023 were as follows:

	March 31, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Core deposit intangibles	$12,668	$6,569	$6,099	12,668	6,178	$6,490
Total amortized intangible assets	$12,668	$6,569	$6,099	$12,668	$6,178	$6,490

Aggregate core deposit intangible amortization expense was $391 and $398, for the three-months ended March 31, 2024 and 2023, respectively.

Activity for mortgage servicing rights (MSRs) and the related valuation allowance for the three months ended March 31, 2024 were as follows:

	Three Months Ended March 31,
	2024	2023
Loan Servicing Rights:
Balance at Beginning of Period	$3,018	$2,689
Additions	50	436
Additions from acquisition	—	—
Disposals	—	—
Amortized to expense	(69)	(66)
Other charges	—	—
Change in valuation allowance	—	—
Balance at End of Period	$2,999	$3,059

Valuation allowance:
Balance at Beginning of Period	$—	$—
Additions expensed	—	—
Reductions credited to operations	—	—
Direct write-offs	—	—
Balance at End of Period	$—	$—

Estimated amortization expense for each of the next five years and thereafter is as follows:

	MSRs	Core deposit intangibles	Total
2024	$127	$1,097	$1,224
2025	169	1,312	1,481
2026	166	1,193	1,359
2027	162	1,071	1,233
2028	155	782	937
Thereafter	2,220	644	2,864
	$2,999	$6,099	$9,098

(8) Short-Term and Other Borrowings

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

Short-term and other borrowings, which consist of federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings, are summarized as follows:

	March 31, 2024		December 31, 2023
	Federal Funds Purchased	Short-term Borrowings	Federal Funds Purchased	Short-term Borrowings
Outstanding balance	$—	$368,500	$—	$338,000
Interest rate on balance	—	5.42%	—	5.41%

	Three Months Ended March 31,
	2024	2024	2023	2023
	Federal Funds Purchased	Short-term Borrowings	Federal Funds Purchased	Short-term Borrowings
Maximum indebtedness	$—	$394,000	$30,000	$540,000
Average balance	—	329,120	333	372,226
Average rate paid	—	5.44%	5.96%	4.64%

Average balance during the period represents daily averages. Average rate paid represents interest expense divided by the related average balances.

(9) Earnings per Common Share

The Company has granted restricted stock awards with non-forfeitable rights (with respect to dividends), which are considered participating securities. Accordingly, earnings per common share is computed using the two-class method as required by ASC 260-10-45. Basic earnings per common share are computed as net income available to common shareholders divided by the weighted average number of common shares outstanding during the period, which excludes the participating securities. Diluted earnings per common share include the dilutive effect, if any, of additional potential common shares issuable under the Company’s equity incentive plan, computed using the treasury stock method. The Company had no dilutive securities for the three-months ended March 31, 2024 and 2023.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

	Three Months Ended
	March 31,
	2024	2023
Basic
Net income	$6,360	$12,888
Less allocation of earnings and dividends to participating securities	227	452
Net income available to common shareholders—basic	$6,133	$12,436
Weighted average common shares outstanding	15,695,963	15,732,092
Less average participating securities	561,344	552,882
Weighted average number of shares outstanding used in the calculation of basic earnings per common share	15,134,619	15,179,210
Earnings per common share:
Basic	$0.41	$0.82
Diluted	0.41	0.82

(10) Commitments, Contingencies and Off-Balance Sheet Risk

Some financial instruments, such as loan commitments, credit lines, letters of credit and overdraft protection, are issued to meet customers’ financing needs. These are agreements to provide credit or to support the credit of others, as long as the conditions established in the contract are met, and usually have expiration dates. Commitments may expire without being used. Off-balance-sheet risk of credit loss exists up to the face amount of these instruments, although material losses are not anticipated. The same credit policies are used to make such commitments as are used for loans, including obtaining collateral at exercise of commitment. The contractual amounts of financial instruments with off-balance-sheet risk were as follows at March 31, 2024 and December 31, 2023:

	Contract Amount
	March 31, 2024		December 31, 2023
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitment to extend credit:
Lines of credit and construction loans	$50,548	$690,788	$58,318	$668,893
Overdraft protection	10	58,934	10	59,489
Letters of credit	806	223	821	273
	$51,364	$749,945	$59,149	$728,655

Commitments to make loans are generally made for a period of one year or less. Fixed rate loan commitments included in the table above had interest rates ranging from 3.50% to 8.50% at March 31, 2024 and from 3.50% to 8.50% at December 31, 2023. Maturities extend up to 30 years.

Civista is required to maintain certain reserve balances on hand in accordance with the Federal Reserve Board requirements. No reserve balance was maintained, or required to be maintained, in accordance with such requirements at March 31, 2024 and December 31, 2023.

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

Net periodic pension cost was as follows:

	Three months ended
	March 31,
	2024	2023
Service cost	$—	$—
Interest cost	95	125
Expected return on plan assets	(137)	(132)
Other components	—	—
Net periodic pension cost	$(42)	$(7)

The Company does not expect to make any contribution to its pension plan in 2024. The Company made no contribution to its pension plan in 2023.

(12) Equity Incentive Plan

At the Company’s 2014 annual meeting, the shareholders adopted the Company’s 2014 Incentive Plan (“2014 Incentive Plan”). The 2014 Incentive Plan authorizes the Company to grant options, stock awards, stock units and other awards for up to 375,000 common shares of the Company. There were 20,198 common shares available for future grants under this plan at March 31, 2024. The 2014 Incentive Plan expired in accordance with its terms on April 16, 2024, and no further awards may be granted under the 2014 Incentive Plan after April 16, 2024. On February 20, 2024, the Company's Board of Director's adopted the Civista Bancshares, Inc. 2024 Incentive Plan (the "2024 Incentive Plan"), which was subsequently approved by the shareholders of the Company at the Annual Meeting of Shareholders held on April 16, 2024. The 2024 Incentive Plan authorizes the Company to grant options, stock awards, stock units and other awards for up to 450,000 common shares of the Company.

No options were granted under the 2014 Incentive Plan during the three months ended March 31, 2024 and 2023.

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

The following is a summary of the Company’s outstanding restricted common shares and changes therein for the three month period ended March 31, 2024:

	Three months ended
	March 31, 2024
	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Nonvested at beginning of period	85,670	$21.88
Granted	40,952	15.51
Vested	(34,102)	18.34
Forfeited	(1,101)	14.80
Nonvested at end of period	91,419	$21.98

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following is a summary of the status of the Company’s outstanding restricted common shares as of March 31, 2024:

At March 31, 2024
Date of Award	Shares	Remaining Expense	Remaining Vesting Period (Years)
March 14, 2020	2,027	29	0.75
March 3, 2021	4,944	76	1.75
March 3, 2022	6,880	143	2.75
March 3, 2022	5,139	94	0.75
March 14, 2023	13,252	249	3.75
March 14, 2023	18,371	351	1.75
March 12, 2024	26,384	372	4.75
March 12, 2024	14,422	216	2.75
	91,419	$1,530	3.06

The Company recorded $186 and $230 of share-based compensation expense during the three months ended March 31, 2024 and 2023, respectively. At March 31, 2024, the total compensation cost related to unvested awards not yet recognized was $1,530, which was expected to be recognized over the weighted average remaining life of the grants of 3.06 years.

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

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

Assets and liabilities measured at fair value are summarized in the tables below.

	Fair Value Measurements at March 31, 2024 Using:
Assets:	(Level 1)	(Level 2)	(Level 3)
Assets measured at fair value on a recurring basis:
Securities available-for-sale
U.S. Treasury securities and obligations of U.S. Government agencies	$—	$68,042	$—
Obligations of states and political subdivisions	—	333,451	—
Mortgage-backed securities in government sponsored entities	—	204,756	—
Total securities available-for-sale	—	606,249	—
Equity securities	—	2,027	—
Swap asset	—	14,682	—
Liabilities measured at fair value on a recurring basis:
Swap liability	$—	$14,682	$—
Assets measured at fair value on a nonrecurring basis:
Mortgage servicing rights	$—	$—	$2,999

	Fair Value Measurements at December 31, 2023 Using:
Assets:	(Level 1)	(Level 2)	(Level 3)
Assets measured at fair value on a recurring basis:
Securities available-for-sale
U.S. Treasury securities and obligations of U.S. Government agencies	$—	$67,658	$—
Obligations of states and political subdivisions	—	338,599	—
Mortgage-backed securities in government sponsored entities	—	212,015	—
Total securities available-for-sale	—	618,272	—
Equity securities	—	2,169	—
Swap asset	—	12,481	—
Liabilities measured at fair value on a recurring basis:
Swap liability	—	12,481	—
Assets measured at fair value on a nonrecurring basis:
Mortgage servicing rights	$—	$—	$3,018

The following tables present quantitative information about the Level 3 significant unobservable inputs for assets and liabilities measured at fair value on a nonrecurring basis as of March 31, 2024 and December 31, 2023.

	Quantitative Information about Level 3 Fair Value Measurements
March 31, 2024	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
Mortgage Servicing Rights	$2,999	Discounted Cash Flow	Constant Prepayment Rate	4.4% - 11.1%	6%
			Discount Rate	12%	12%

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

	Quantitative Information about Level 3 Fair Value Measurements
December 31, 2023	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
Mortgage Servicing Rights	$3,018	Discounted Cash Flow	Constant Prepayment Rate	4.6% - 11%	6%
			Discount Rate	12%	12%

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The carrying amount and fair values of financial instruments not measured at fair value on a recurring or nonrecurring basis at March 31, 2024 were as follows:

March 31, 2024	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from financial institutions	$50,310	$50,310	$50,310	$—	$—
Other securities	31,360	31,360	31,360	—	—
Loans, held for sale	3,716	3,716	3,716	—	—
Loans, net of allowance	2,859,290	2,735,265	—	—	2,735,265
Bank owned life insurance	61,685	61,685	61,685	—	—
Accrued interest receivable	13,513	13,513	13,513	—	—
Financial Liabilities:
Nonmaturing deposits	2,071,809	2,071,684	2,071,684	—	—
Time deposits	908,886	907,775	—	—	907,775
Short-term FHLB advances	368,500	367,698	367,698	—	—
Long-term FHLB advances	2,211	2,098	—	—	2,098
Other borrowings	8,105	8,105	—	—	8,105
Subordinated debentures	103,984	103,287	—	—	103,287
Accrued interest payable	6,289	6,289	6,289	—	—

The carrying amount and fair values of financial instruments not measured at fair value on a recurring or nonrecurring basis at December 31, 2023 were as follows:

December 31, 2023	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from financial institutions	$60,406	$60,406	$60,406	$—	$—
Other securities	29,998	29,998	29,998	—	—
Loans, held for sale	1,725	1,725	1,725	—	—
Loans, net of allowance	2,824,568	2,679,988	—	—	2,679,988
Bank owned life insurance	61,335	61,335	61,335	—	—
Accrued interest receivable	12,819	12,819	12,819	—	—
Financial Liabilities:
Nonmaturing deposits	2,084,216	2,084,216	2,084,216	—	—
Time deposits	900,812	899,443	—	—	899,443
Short-term FHLB advances	338,000	337,267	337,267	—	—
Long-term FHLB advances	2,392	2,419	—	—	2,419
Subordinated debentures	103,943	101,563	—	—	101,563
Other borrowings	9,859	9,859	—	—	15,806
Accrued interest payable	9,525	9,525	9,525	—	—

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

The Company presents derivative positions net on the balance sheet for customers and financial institution counterparty positions subject to master netting arrangements. The following table reflects the derivatives recorded on the balance sheet:

	March 31, 2024		December 31, 2023
	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in other assets:
Interest rate swaps with loan customers in an asset position	$32,877	$1,213	$44,773	$2,114
Counterparty positions with financial institutions in an asset position	225,104	13,469	228,873	10,367
Total included in other assets		$14,682		$12,481
Included in accrued expenses and other liabilities:
Interest rate swaps with loan customers in a liability position	$192,227	$14,682	$184,100	$12,481
Counterparty positions with financial institutions in a liability position	—	—	—	—
Total included in accrued expenses and other liabilities		$14,682		$12,481
Gross notional positions with customers	$225,104		$228,873
Gross notional positions with financial institution counterparties	$225,104		$228,873

The presentation for derivatives for the current and prior periods was revised to present derivative positions net for customer positions. Fair value of swap assets and liabilities for the prior period was not impacted.

The effect of swap fair value changes on the Consolidated Statement of Operations are as follows:

	Location of	Amount of Gain or (Loss)
Derivatives	Gain or (Loss)	Recognized in
Not Designated	Recognized in	Income on Derivatives
as Hedging Instruments	Income on Derivative	March 31, 2024	March 31, 2023
Interest rate swaps related to customer loans	Other income	$—	$—
Total		$—	$—

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

At March 31, 2024 and December 31, 2023, the Company did not have any cash or securities pledged for collateral on its interest rate swaps with third party financial institutions. Cash pledged for collateral on interest rate swaps is classified as restricted cash on the Consolidated Balance Sheet.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

(15) Qualified Affordable Housing Project Investments

The Company invests in certain qualified affordable housing projects. At March 31, 2024 and December 31, 2023, the balance of the Company's investments in qualified affordable housing projects was $14,819 and $15,122, respectively. These balances are reflected in the Other assets line on the Consolidated Balance Sheet. The unfunded commitments related to the investments in qualified affordable housing projects totaled $5,229 and $5,722 at March 31, 2024 and December 31, 2023, respectively. These balances are reflected in the Accrued expenses and other liabilities line on the Consolidated Balance Sheet.

During the three months ended March 31, 2024 and 2023, the Company recognized amortization expense with respect to its investments in qualified affordable housing projects of $304 and $243, respectively, offset by tax credits and other benefits from its investments in affordable housing tax credits of $390 and $364, respectively. During the three months ended March 31, 2024, the Company did not incur any impairment losses related to its investments in qualified affordable housing projects.

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

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

Tax Refund Processing Fees

The Company facilitated the payment of federal and state income tax refunds with a third-party payment processor. Refund Transfers (“RTs”) were fee-based products whereby a tax refund was issued to the taxpayer after the Company received the refund from the federal or state government. As part of this agreement the Company earned fee income, the majority of which was received in the first quarter of the year. The Company’s fee income revenue was recognized based on the estimated percent of business completed by each date. Beginning in 2024, the Company discontinued participation in the tax refund processing program.

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

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three months ended March 31, 2024 and 2023.

	Three Months Ended
	March 31,
	2024	2023
Noninterest Income
In-scope of Topic 606:
Service charges	$1,440	$1,773
ATM/Interchange fees	1,383	1,353
Wealth management fees	1,276	1,193
Tax refund processing fees	—	1,900
Other	1,572	4,136
Noninterest Income (in-scope of Topic 606)	5,671	10,355
Noninterest Income (out-of-scope of Topic 606)	2,833	713
Total Noninterest Income	$8,504	$11,068

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion focuses on the consolidated financial condition of the Company at March 31, 2024 compared to December 31, 2023, and the consolidated results of operations for the three- and nine-month periods ended March 31, 2024, compared to the same periods in 2023. This discussion should be read in conjunction with the Consolidated Financial Statements and footnotes included in this Form 10-Q.

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
•
our ability to anticipate and successfully keep pace with technological changes affecting the financial services industry; and
•
other risks identified from time-to-time in the Company’s other public documents on file with the SEC, including those risks identified in “Item 1A. Risk Factors” of Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023

The Company does not undertake, and specifically disclaims, any obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect occurrence of anticipated or unanticipated events or circumstances after the date of such statements, except as required by law.

Financial Condition

Total assets of the Company at March 31, 2024 were $3,880,258 compared to $3,861,418 at December 31, 2023, an increase of $18,840, or 0.5%. The increase in total assets was due to increases in other securities and bank stocks of $1,220, loans held for sale of $1,991, loans of $34,722 and swap assets of $2,201. Increases in assets were partially offset by decreases in cash and cash equivalents of $9,871, accompanied by decreases in securities available for sale of $12,023 and office premises and equipment of $2,489. Total liabilities at March 31, 2024 were $3,510,599 compared to $3,489,416 at December 31, 2023, an increase of $21,183, or 0.6%. The increase in total liabilities was primarily attributable to an increase short term FHLB borrowings of $30,500 and swap liabilities of $2,201 partially offset by decreases in deposits of $4,333 and other borrowings of $1,754.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Loans outstanding as of March 31, 2024 and December 31, 2023 were as follows:

	March 31, 2024	December 31, 2023	$ Change	% Change
Commercial & Agriculture	$302,663	$304,793	$(2,130)	-0.7%
Commercial Real Estate—Owner Occupied	367,419	377,321	(9,902)	-2.6%
Commercial Real Estate—Non-Owner Occupied	1,185,688	1,161,894	23,794	2.0%
Residential Real Estate	676,802	659,841	16,961	2.6%
Real Estate Construction	267,737	260,409	7,328	2.8%
Farm Real Estate	24,908	24,771	137	0.6%
Lease Financing Receivables	56,680	36,797	19,883	54.0%
Consumer and Other	16,242	18,056	(1,814)	-10.0%
Total loans	2,898,139	2,843,882	54,257	1.9%
Allowance for credit losses	(38,849)	(37,160)	(1,689)	4.5%
Net loans	$2,859,290	$2,806,722	$52,568	1.9%

Included in Commercial & Agriculture loans above were $289 of PPP loans as of March 31, 2024 and $326 of PPP loans as of December 31, 2023.

Loans held for sale increased $1,991, or 115.4%, since December 31, 2023. The increase was due to increases in both the number of loans and average loan balances held for sale. At March 31, 2024, 18 loans totaling $3,716 were held for sale as compared to 9 loans totaling $1,725 at December 31, 2023.

Net loans have increased $34,722, or 1.2%, since December 31, 2023. The increase at March 31, 2024 can be attributed to increases in many categories, primarily Commercial Real Estate Non-Owner Occupied, Residential Real Estate, Construction, and Lease Financing Receivables offset by decreases in Commercial Real Estate – Owner Occupied, Commercial & Agriculture and Consumer and Other. At March 31, 2024, the net loan to deposit ratio was 95.9% compared to 94.6% at December 31, 2023. The increase in the net loan to deposit ratio is primarily the result of an increase in loans.

During the first three months of 2024, provisions made to the allowances for credit losses and off-balance sheet credit exposures totaled $1,992, compared to a provision of $821 during the same period in 2023. The increase in the reserves was principally related to loan growth during the quarter and downgrading of three credits. As time progresses the results of economic conditions will require CECL model assumption inputs to change and further refinements to the estimation process may also be identified.

Net charge-offs for the first three months of 2024 totaled $353, compared to net charge-offs of $128 in the first three months of 2023. For the first three months of 2024, the Company charged off a total of 16 loans. Four Commercial and Agriculture loan totaling $212, Four Lease Financing Receivables totaling $226, two Residential Real Estate loan totaling $13, one Commercial Real Estate Non-Owner Occupied loan for $174, and five Consumer and Other loans totaling $26 were charged off in the first three months of the year. In addition, during the first three months of 2024, the Company had recoveries on previously charged-off Commercial & Agriculture loans of $152, Commercial Real Estate – Non-Owner Occupied loans of $5, Residential Real Estate loans of $119, Real Estate Construction loans of $4, Commercial Real Estate – Owner Occupied loans of $3 and Consumer and Other loans of $14. For each loan category, as well as in total, the percentage of net charge-offs to loans was less than one percent. Each of these factors was considered by management as part of the examination of both the level and mix of the allowance by loan type as well as the overall level of the allowance.

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

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Management analyzes each individually evaluated Commercial & Agriculture and Commercial Real Estate loan relationship with a balance of $350 or larger, on an individual basis and designates a loan as individually evaluated when it is in nonaccrual status or when an analysis of the borrower’s operating results and financial condition indicates that underlying cash flows are not adequate to meet its debt service requirements. Loans held for sale are excluded from consideration as impaired. Loans are generally moved to nonaccrual status when 90 days or more past due. Loans, or portions thereof, are charged-off when deemed uncollectible. The allowance for credit losses as a percent of total loans was 1.34% at March 31, 2024 and 1.30% at December 31, 2023.

The available-for-sale security portfolio decreased by $12,023, from $618,272 at December 31, 2023 to $606,249 at March 31, 2024. Management continually evaluates our securities portfolio in response to established asset/liability management objectives, changing market conditions that could affect profitability and the level of interest rate risk to which the Company is exposed. These evaluations may cause the Company to change the level of funds it deploys into investment securities and change the composition of its investment securities portfolio. As of March 31, 2024, the Company was in compliance with all pledging requirements.

Premises and equipment, net, decreased $2,489 from December 31, 2023 to March 31, 2024. The decrease is the result of depreciation of $2,114 and disposals of $498, partially offset by new purchases $123.

Bank owned life insurance (BOLI) increased $350 from December 31, 2023 to March 31, 2024. The increase is the result of increases in the cash surrender value of the underlying insurance policies.

Swap assets increased $2,201 from December 31, 2023 to March 31, 2024. The increase is primarily the result of an increase in market value.

Total deposits as of March 31, 2024 and December 31, 2023 were as follows:

	March 31, 2024	December 31, 2023	$ Change	% Change
Noninterest-bearing demand	$707,993	$771,699	$(63,706)	-8.3%
Interest-bearing demand	434,692	449,449	(14,757)	-3.3%
Savings and money market	929,126	863,067	66,059	7.7%
Time deposits	908,884	900,813	8,071	0.9%
Total Deposits	$2,980,695	$2,985,028	$(4,333)	-0.1%

The Company had approximately $446,955 and $499,429 of uninsured deposits as of March 31, 2024 and December 31, 2023, respectively. Uninsured deposit amounts are estimated based on the portions of customer account balances that exceed the FDIC insurance limit of $250,000.

Total deposits at March 31, 2024 increased $4,333 from year-end 2023. Noninterest-bearing deposits decreased $63,706 from year-end 2023, while interest-bearing deposits, including savings and time deposits, increased $59,373 from December 31, 2023. The decrease in noninterest-bearing deposits was primarily due to a $51,700 decrease in noninterest-bearing business accounts and a $19,500 decrease in noninterest-bearing accounts related to the former tax refund processing program. The decrease in interest-bearing demand deposits was primarily due to a decrease of $11,600 in interest-bearing personal accounts, a $7,500 decrease in Jumbo NOW accounts, and a $5,200 decrease in interest-bearing business accounts, which were offset by a $13,600 increase in interest-bearing pubic fund accounts. The $66,100 increase in savings and money market accounts was primarily due to a $65,900 increase in brokered money market accounts and a $9,500 increase in business money market accounts, which increases were partially offset by a $6,400 decrease in statement savings and a $3,100 decrease in business savings accounts. Jumbo time certificates and retail time certificates increased $16,700 and $14,000, respectively; partially offset by a $21,800 decrease in brokered time deposits from year-end 2023. The year-to-date average balance of total deposits increased $146,113, compared to the average balance for the same period in 2023, mainly due to a $324,199 increase in the average balance of time deposits.

Short-term FHLB advances increased $30,500 from December 31, 2023 to March 31, 2024. The increase was due to funding needs to support loan growth.

Swap liabilities increased $2,201 from December 31, 2023 to March 31, 2024. The increase was the result of an increase in fair value of swap liabilities.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Accrued expenses and other liabilities decreased $6,574 from December 31, 2023 to March 31, 2024. The decrease is primarily the decrease in accrued interest for Brokered CD’s by $3,620 and decrease in accrued commissions & incentives of $1,846.

Shareholders’ equity at March 31, 2024 was $369,659, or 9.5% of total assets, compared to $372,002, or 9.6% of total assets, at December 31, 2023. The decrease was the result of a decrease in the fair value of securities available-for-sale, net of tax, of $6,227. Net income of $6,360, partially offset by dividends on common shares of $2,510 and the purchase of treasury shares of $152

Total outstanding common shares at March 31, 2024 were 15,727,013, which increased from 15,695,424 common shares outstanding at December 31, 2023. Common shares outstanding increased due to the grant of 40,952 restricted common shares to certain officers under the Company’s 2014 Incentive Plan, offset by 8,262 common shares surrendered by officers to the Company to pay taxes upon vesting of restricted shares and 1,101 restricted common shares forfeited.

Results of Operations

Three Months Ended March 31, 2024 and 2023

The Company had net income of $6,360 for the three months ended March 31, 2024, a decrease of $6,528 from net income of $12,888 for the same three months of 2023. Basic earnings per common share were $0.41 for the quarter ended March 31, 2024, compared to $0.82 for the same period in 2023. Diluted earnings per common share were $0.41 for the quarter ended March 31, 2024, compared to $0.82 for the same period in 2023. The primary reasons for the changes in net income are explained below.

Net interest income for the three months ended March 31, 2024 was $28,372, a decrease of $4,229 from $32,601 for the same three months of 2023. This decrease of an increase of $12,818 in interest expense, partially offset by an increase of $7,203 in total interest income. Interest-earning assets averaged $3,552,552 during the three months ended March 31, 2024, an increase of $239,267 from $3,313,285 for the same period of 2023. The Company’s average interest-bearing liabilities increased from $2,308,975 during the three months ended March 31, 2023 to $2,720,586 during the three months ended March 31, 2024. The Company’s fully tax equivalent net interest margin for the three months ended March 31, 2024 and 2023 was 3.22% and 3.99%, respectively.

Total interest and dividend income was $50,128 for the three months ended March 31, 2024, an increase of $7,203 from $42,925 of total interest and dividend income for the same period in 2023. The increase in interest and dividend income is attributable to an $6,701 increase in interest and fees on loans, a $100 increase in interest income on taxable securities and a $113 increase in tax-exempt securities. The $8,086 increase in interest and fees on loans is attributable to average balances as well as loan yield. The average balance of loans increased by $230,130, or 8.0%, to $2,880,031 for the three months ended March 31, 2024 as compared to $2,649,901 for the same period in 2023. The loan yield increased to 6.20% for the three months ended March 31, 2024, from 5.78% for the same period in 2023.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Interest on taxable securities increased $100 to $2,934 for the three months ended March 31, 2024, compared to $2,834 for the same period in 2023. The average balance of taxable securities decreased $24,036 to $350,815 for the three months ended March 31, 2024, as compared to $374,851 for the same period in 2023. The yield on taxable securities increased 23 basis points to 3.0% for 2024, compared to 2.77% for 2023. Interest on tax-exempt securities increased $113 to $2,375 for the three months ended March 31, 2024, compared to $2,262 for the same period in 2023. The average balance of tax-exempt securities increased $14,252 to $295,388 for the three months ended March 31, 2024, as compared to $281,136 for the same period in 2023. The yield on tax-exempt securities increased 4 basis points to 3.85% for 2024, compared to 3.81% for 2023.

Interest expense increased $11,432, or 110.7%, to $21,756 for the three months ended March 31, 2024, compared with $10,324 for the same period in 2023. The change in interest expense can be attributed to an increase in the average balance of interest-bearing liabilities, accompanied by increases in rates. For the three months ended March 31, 2024, the average balance of interest-bearing liabilities increased $411,611 to $2,720,586, as compared to $2,308,975 for the same period in 2023. Interest incurred on deposits increased by 12,755 to $15,987 for the three months ended March 31, 2024, compared to $3,232 for the same period in 2023. The average balance of interest-bearing deposits increased by $593,197 to $2,272,702 for the three months ended March 31, 2024, as compared to the same period in 2023, accompanied by an increase in the rate paid on time deposits from 2.82% in 2023 to 5.33% in 2024. Interest expense incurred on short-term FHLB advances increased as a result of higher average rates on short-term FHLB advances of 5.51% for the three months ended March 31, 2024, as compared to 4.64% to the same period in 2023. Interest expense incurred on subordinated debentures increased $72, to $1,241 for the three months ended March 31, 2024, compared to $1,169 for the same period in 2023. The rate paid on subordinated debentures increased from 4.57% in 2023 to 4.79% in 2024.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

The following table presents the condensed average balance sheets for the three months ended March 31, 2024 and 2023. The daily average loan amounts outstanding are net of unearned income and include loans held for sale and nonaccrual loans. The average balance of securities is computed using the carrying value of securities. Rates are annualized and taxable equivalent yields are computed using a 21% tax rate for tax-exempt interest income. The average yield has been computed using the historical amortized cost average balance for available-for-sale securities.

	Three Months Ended March 31,
	2024			2023
Assets:	Average balance	Interest	Yield/ rate*	Average balance	Interest	Yield/ rate*
Interest-earning assets:
Loans, including fees**	$2,880,031	$44,485	6.20%	$2,649,901	$37,784	5.78%
Taxable securities	350,815	2,934	3.00%	374,851	2,834	2.77%
Tax-exempt securities	295,388	2,375	3.85%	281,136	2,262	3.81%
Interest-bearing deposits in other banks	26,318	334	5.09%	7,397	45	2.47%
Total interest-earning assets	$3,552,552	$50,128	5.64%	$3,313,285	$42,925	5.23%
Noninterest-earning assets:
Cash and due from financial institutions	29,599			54,136
Premises and equipment, net	54,980			62,776
Accrued interest receivable	12,724			10,655
Intangible assets	134,872			135,554
Other assets	61,456			53,630
Bank owned life insurance	58,472			61,292
Less allowance for loan losses	(37,356)			(30,454)
Total Assets	$3,867,299			$3,660,874
Liabilities and Shareholders Equity:
Interest-bearing liabilities:
Demand and savings	$1,383,225	$3,986	1.16%	$1,384,070	$1,084	0.33%
Time	902,442	12,001	5.33%	308,400	2,148	2.82%
Short-term FHLB advances	328,687	4,515	5.51%	372,226	4,258	4.64%
Long-term FHLB advances	2,275	13	2.29%	3,442	19	2.24%
Other borrowings	—	—	0.00%	116,200	1,643	5.73%
Subordinated debentures	103,957	1,241	4.79%	103,814	1,169	4.57%
Repurchase Agreements	—	—	0.00%	20,823	3	0.06%
Total interest-bearing liabilities	$2,720,586	$21,756	3.21%	$2,308,975	$10,324	1.81%
Noninterest-bearing deposits	712,483			961,886
Other liabilities	63,778			48,854
Shareholders’ Equity	370,452			341,159
Total Liabilities and Shareholders’ Equity	$3,867,299			$3,660,874
Net interest income and interest rate spread		$28,372	2.43%		$32,601	3.42%
Net interest margin			3.22%			3.99%

*—Average yields are presented on a tax equivalent basis. The tax equivalent effect associated with loans and investments, included in the yields above, was $632 and $601 for the periods ended March 31, 2024 and 2023, respectively.

**—Average balance includes nonaccrual loans.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Net interest income may also be analyzed by comparing the volume and rate components of interest income and interest expense. The following table provides an analysis of the changes in interest income and expense between the three months ended March 31, 2024 and 2023.

	Increase (decrease) due to:
	Volume (1)	Rate (1)	Net
	(Dollars in thousands)
Interest income:
Loans, including fees	$3,421	$3,280	$6,701
Taxable securities	(156)	256	100
Tax-exempt securities	62	51	113
Interest-bearing deposits in other banks	203	86	289
Total interest income	$3,530	$3,673	$7,203
Interest expense:
Demand and savings	$(1)	$2,903	$2,902
Time	6,693	3,160	9,853
Short-term FHLB advances	(535)	792	257
Long-term FHLB advances	(7)	1	(6)
Other borrowings	(1,638)	—	(1,638)
Federal funds purchased	(5)	—	(5)
Subordinated debentures	2	70	72
Repurchase agreements	(3)	—	(3)
Total interest expense	$4,506	$6,926	$11,432
Net interest income	$(976)	$(3,253)	$(4,229)

(1)
The change in interest income and interest expense due to changes in both volume and rate, which cannot be segregated, has been allocated proportionately to the change due to volume and the change due to rate.

The Company provides for loan losses through regular provisions to the allowance for loan losses. During the first quarter of 2024 we recorded a provision for credit losses of $2,042, an increase of $1,422, from $620 during the three months ended March 31, 2023. The increase in the reserves was related to a downgrade in three credits as well as loan growth during the quarter .

Noninterest income for the three-month periods ended March 31, 2024 and 2023 was as follows:

	Three months ended March 31,
	2024	2023	$ Change	% Change
Service charges	$1,440	$1,773	$(333)	-18.8%
Net gain on sale of securities	—	—	—	0.0%
Net gain (loss) on equity securities	(141)	(68)	(73)	107.4%
Net gain on sale of loans and leases	863	631	232	36.8%
ATM/Interchange fees	1,383	1,353	30	2.2%
Wealth management fees	1,276	1,193	83	7.0%
Lease revenue and residual income	1,674	2,046	(372)	0.0%
Bank owned life insurance	350	253	97	38.3%
Tax refund processing fees	—	1,900	(1,900)	-100.0%
Swap fees	57	61	(4)	-6.6%
Other	1,602	1,926	(324)	-16.8%
Total noninterest income	$8,504	$11,068	$(2,564)	-23.2%

Noninterest income for the three months ended March 31, 2024 was $8,504, a decrease of $2,564, or 23.2%, from $11,068 for the same period of 2023. The decrease was primarily due to the elimination of $1,900 in tax refund processing income, as we have exited this line of business. Service charges decreased due to the decrease in overdraft fees of $375. Other income decreased as result of a $1,500 nonrecurring fee which was collected in 2023 associated with the renewal of the Civista's contract with MasterCard. Net gain (loss) on equity securities decreased as a result of market value decreases. Net gain on sale of loans increased primarily as a result of an increase

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

in average loan balance. During the three-months ended March 31, 2024, 53 loans were sold, totaling $11,438. During the three-months ended March 31, 2023, 63 loans were sold, totaling $9,739.

Noninterest expense for the three-month periods ended March 31, 2024 and 2023 was as follows:

	Three months ended March 31,
	2024	2023	$ Change	% Change
Compensation expense	$15,457	$15,105	$352	2.3%
Net occupancy expense	1,368	1,359	9	0.7%
Equipment expense	2,535	2,761	(226)	-8.2%
Contracted data processing	545	520	25	4.8%
FDIC assessment	484	248	236	95.2%
State franchise tax	485	526	(41)	-7.8%
Professional services	1,149	1,555	(406)	-26.1%
Amortization of intangible assets	391	398	(7)	-1.8%
ATM/Interchange expense	625	580	45	7.8%
Marketing	479	505	(26)	-5.1%
Software maintenance expense	1,189	878	311	35.4%
Other	2,982	2,997	(15)	-0.5%
Total noninterest expense	$27,689	$27,432	$257	0.9%

Noninterest expense for the three months ended March 31, 2024 was $27,689, an increase of $257, or 0.9%, from $27,432 reported for the same period of 2023. The primary reasons for the increase were increases in compensation expense, net occupancy, contracted data processing expense, FDIC assessment, ATM/Interchange expense, and software maintenance expense, offset by decreases in equipment expense, state franchise tax, professional services, amortization expense, marketing, and other operating expenses. The increase in compensation expense was due to increased salaries, payroll taxes and employee insurance. The average full time equivalent (FTE) employees were 539 at March 31, 2024, an increase of seven FTEs over the same period of 2023. Equipment expenses decreased due to a decrease in equipment depreciation. The quarter-over-quarter increase in FDIC assessments was attributable to higher average consolidated assets and average tangible equity. The decrease in state franchise tax expense was attributable to lower estimated tax payments during the first quarter of 2024 as compared to the same period in 2023. Professional services decreased $400 due to advisory fees for the renegotiation of Civista's MasterCard contract which was paid in 2023. The increase in software maintenance expense is primarily due of our digital banking platform.

Income tax expense for the three months ended March 31, 2024 totaled $835, down $1,694 compared to the same period in 2023. The effective tax rates for the three-month periods ended March 31, 2024 and 2023 were 11.8% and 16.4%, respectively. The difference between the statutory federal income tax rate and the Company’s effective tax rate is the permanent tax differences, primarily consisting of tax-exempt interest income from municipal investments and loans, low income housing tax credits, tax-deductible captive insurance premiums and bank owned life insurance income.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Capital Resources

Shareholders’ equity totaled $369,659 at March 31, 2024, compared to $372,002 at December 31, 2023. Shareholders’ equity decreased during the first three months of 2024 as a result of a decrease in the fair value of securities available-for-sale, net of tax, of $12,023, dividends on common shares of $2,510, partially offset by net income of $6,528.

All of the Company’s capital ratios exceeded the regulatory minimum guidelines as of March 31, 2024 and December 31, 2023 as identified in the following table:

	Total Risk Based Capital	Tier I Risk Based Capital	CET1 Risk Based Capital	Leverage Ratio
Company Ratios—March 31, 2024	14.5%	10.8%	9.8%	8.6%
Company Ratios—December 31, 2023	14.4%	10.7%	9.7%	8.8%
For Capital Adequacy Purposes	8.0%	6.0%	4.5%	4.0%
To Be Well Capitalized Under Prompt
Corrective Action Provisions	10.0%	8.0%	6.5%	5.0%

Liquidity

The Company maintains a conservative liquidity position. All securities, with the exception of equity securities, are classified as available-for-sale. Securities, with maturities of one year or less, totaled $5,246, or 0.87% of the total security portfolio at March 31, 2024. The available-for-sale portfolio helps to provide the Company with the ability to meet its funding needs. The Condensed Consolidated Statements of Cash Flows (Unaudited) contained in the Consolidated Financial Statements detail the Company’s cash flows from operating activities resulting from net earnings.

As reported in the Condensed Consolidated Statements of Cash Flows (Unaudited), our cash flows are classified for financial reporting purposes as operating, investing or financing cash flows. Net cash provided by operating activities was $254 and $19,794 for the three months ended March 31, 2024 and 2023, respectively. The primary additions to cash from operating activities are from proceeds from the sale of loans. The primary use of cash from operating activities is from loans originated for sale. Net cash used by investing activities was $33,674 and $38,635 for the three months ended March 31, 2024 and 2023, respectively, principally reflecting our loan and investment security activities. Cash provided by and used for deposits and purchase of treasury shares comprised most of our financing activities, which resulted in net cash provided by of $23,324 and $28,203 for the three months ended March 31, 2024 and 2023, respectively.

Future loan demand of Civista may be funded by increases in deposit accounts, proceeds from payments on existing loans, the maturity of securities, and the sale of securities classified as available-for-sale. Additional sources of funds may also come from borrowing in the Federal Funds market and/or borrowing from the FHLB. Through its correspondent banks, Civista maintains federal funds borrowing lines totaling $50,000. As of March 31, 2024, Civista had total credit availability with the FHLB of $840,582 with standby letters of credit totaling $24,400 and a remaining borrowing capacity of approximately $445,471. In addition, CBI maintains a credit line with a third party lender totaling $15,000. No borrowings were outstanding by CBI under this credit line as of March 31, 2024.

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

The following table provides information about the Company’s financial instruments that were sensitive to changes in interest rates as of December 31, 2023 and March 31, 2024, based on certain prepayment and account decay assumptions that management believes are reasonable. The table shows the changes in the Company’s net portfolio value (in amount and percent) that would result from hypothetical interest rate increases of 200 basis points and 100 basis points and interest rate decreases of 100 basis points and 200 basis points at March 31, 2024 and December 31, 2023.

Net Portfolio Value
	March 31, 2024			December 31, 2023
Change in Rates	Dollar Amount	Dollar Change	Percent Change	Dollar Amount	Dollar Change	Percent Change
+200bp	565,611	10,377	2%	603,656	(4,077)	(1)%
+100bp	563,089	7,855	1%	608,399	666	0%
Base	555,234	—	—	607,733	—	—
-100bp	545,886	(9,348)	(2)%	605,047	(2,686)	(0)%
-200bp	524,525	(30,709)	(6)%	591,305	(16,428)	(3)%

The change in net portfolio value from December 31, 2023 to March 31, 2024, can be attributed to a couple of factors. The yield remains inverted and is lower than at the end of the year. Additionally, both the volume and mix of assets and funding sources has changed. The volume of loans has increased, and the asset mix remains centered on loans. The volume of other borrowings has increased and non-maturing deposits have decreased. The volume and mix shifts from the end of the year contributed to a decrease in the base net portfolio value. Beyond the change in the base level of net portfolio value, projected movements in rates, up or down, would also lead to changes in market values. A 200 basis point change in the rates up scenario would lead to a slightly larger decrease in the market value of liabilities than assets. Accordingly, we see an increase in the net portfolio value. A 200 basis points change in the rates down scenario would lead to a larger increase in the market value of liabilities than in assets, leading to a decrease in the net portfolio value.

Civista Bancshares, Inc.

Controls and Procedures

Form 10-Q

(Amounts in thousands, except share data)

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive and our principal financial officers, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures as of March 31, 2024, were effective.

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

Item 1A. Risk Factors

There were no material changes during the current period to the risk factors disclosed in "Item 1A. Risk Factors" of Part 1 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

The following table details repurchases by the Company and purchases by "affiliated purchasers" as defined in Rule 10b-18(a)(3) under the Exchange Act of the Company's common shares during the first quarter of 2024.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2024 - January 31, 2024	8,262	$18.38	-	$12,003,223
February 1, 2024 - February 29, 2024	-	-	-	-
March 1, 2024 - March 31, 2024	-	-	-	-
Total	8,262	$-	-	$12,003,223

On May 8, 2023, the Company announced a new common share repurchase program pursuant to which the Company was authorized to repurchase a maximum aggregate value of $13,500,000 of its outstanding common shares through May 2, 2024. As of March 31, 2024, no common shares had been repurchased under this repurchase program.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the quarter ended March 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

31.1	Rule 13a-14(a)/15-d-14(a) Certification of Chief Executive Officer.	Included herewith

31.2	Rule 13a-14(a)/15-d-14(a) Certification of Principal Accounting Officer.	Included herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included herewith

32.2	Certification of Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included herewith

101.INS	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document	Included herewith

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents	Included herewith

104	Cover page formatted in Inline Extensible Business Reporting Language.	Included herewith

Civista Bancshares, Inc.

Signatures

Form 10-Q

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Civista Bancshares, Inc.

/s/ Dennis G. Shaffer	May 9, 2024
Dennis G. Shaffer	Date
Chief Executive Officer and President

/s/ Todd A. Michel	May 9, 2024
Todd A. Michel	Date
Senior Vice President, Controller