Form 10-Q
period 2024-06-30
CIVISTA BANCSHARES, INC.
filed 2024-08-09
CIK 944745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended - June 30, 2024

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Shares, no par value, outstanding at August 5, 2024—15,737,222 shares

CIVISTA BANCSHARES, INC.

Part I – Financial Information

ITEM 1. Financial Statements

CIVISTA BANCSHARES, INC.

Consolidated Balance Sheets

(In thousands, except share data)

	June 30, 2024
	(Unaudited)	December 31, 2023
ASSETS
Cash and due from financial institutions	$55,760	$60,406
Investments in time deposits	1,450	1,225
Securities available-for-sale	609,765	618,272
Equity securities	2,101	2,169
Loans held for sale	5,369	1,725
Loans, net of allowance for credit losses of $39,919 and $37,160	2,975,077	2,824,568
Other securities	37,615	29,998
Premises and equipment, net	52,142	56,769
Accrued interest receivable	14,543	12,819
Goodwill	125,520	125,520
Other intangible assets, net	8,707	9,508
Bank owned life insurance	63,367	61,335
Swap assets	14,545	12,481
Deferred taxes	20,614	18,357
Other assets	25,339	26,266
Total assets	$4,011,914	$3,861,418
LIABILITIES
Deposits
Noninterest-bearing	$691,203	$771,699
Interest-bearing	2,286,413	2,213,329
Total deposits	2,977,616	2,985,028
Short-term Federal Home Loan Bank advances	500,500	338,000
Long-term Federal Home Loan Bank advances	1,841	2,392
Subordinated debentures	104,026	103,943
Other borrowings	7,156	9,859
Swap liabilities	14,545	12,481
Accrued expenses and other liabilities	32,422	37,713
Total liabilities	3,638,106	3,489,416
SHAREHOLDERS’ EQUITY
Common shares, no par value, 40,000,000 shares authorized, 19,338,734 shares issued at June 30, 2024 and 19,288,674 shares issued at December 31, 2023, including Treasury shares	311,529	311,166
Retained earnings	192,186	183,788
Treasury shares, 3,601,512 common shares at June 30, 2024 and 3,593,250 common shares at December 31, 2023, at cost	(75,574)	(75,422)
Accumulated other comprehensive loss	(54,333)	(47,530)
Total shareholders’ equity	373,808	372,002
Total liabilities and shareholders’ equity	$4,011,914	$3,861,418

See notes to interim unaudited consolidated financial statements

CIVISTA BANCSHARES, INC.

Consolidated Statements of Operations (Unaudited)

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Interest and dividend income
Loans, including fees	$44,946	$39,252	$89,430	$77,036
Taxable securities	3,070	2,984	6,004	5,818
Tax-exempt securities	2,372	2,319	4,747	4,581
Deposits in other banks	205	54	540	99
Total interest and dividend income	50,593	44,609	100,721	87,534
Interest expense
Deposits	15,505	7,534	31,492	10,766
Federal Home Loan Bank advances	6,090	3,130	10,618	7,407
Subordinated debentures	1,247	1,198	2,488	2,367
Securities sold under agreements to repurchase and other	—	1,408	—	3,054
Total interest expense	22,842	13,270	44,598	23,594
Net interest income	27,751	31,339	56,123	63,940
Provision for credit losses - loans	1,800	861	3,842	1,481
Provision for credit losses - off-balance sheet credit exposures	(145)	264	(195)	465
Net interest income after provision	26,096	30,214	52,476	61,994
Noninterest income
Service charges	1,488	1,831	2,928	3,604
Net gain (loss) on equity securities	74	(170)	(67)	(238)
Net gain on sale of loans and leases	888	615	1,751	1,246
ATM/Interchange fees	1,416	1,450	2,799	2,803
Wealth management fees	1,337	1,180	2,613	2,373
Lease revenue and residual income	3,529	2,201	5,203	4,247
Bank owned life insurance	367	311	717	564
Tax refund processing fees	—	475	—	2,375
Swap fees	122	116	179	177
Other	1,322	1,140	2,924	3,066
Total noninterest income	10,543	9,149	19,047	20,217
Noninterest expense
Compensation expense	15,740	14,978	31,197	30,083
Net occupancy expense	1,298	1,369	2,666	2,728
Equipment expense	2,434	2,766	4,969	5,527
Contracted data processing	559	559	1,104	1,079
FDIC assessment	548	529	1,032	777
State franchise tax	479	654	964	1,180
Professional services	1,249	1,239	2,398	2,794
Amortization of intangible assets	366	399	757	797
ATM/Interchange expense	632	615	1,257	1,195
Marketing	445	540	924	1,045
Software maintenance expense	1,176	1,059	2,365	1,937
Other operating expenses	3,629	2,942	6,611	5,939
Total noninterest expense	28,555	27,649	56,244	55,081
Income before taxes	8,084	11,714	15,279	27,130
Income tax expense	1,020	1,680	1,855	4,208
Net Income	$7,064	$10,034	$13,424	$22,922
Earnings per common share, basic	$0.45	$0.64	$0.85	$1.45
Earnings per common share, diluted	$0.45	$0.64	$0.85	$1.45

See notes to interim unaudited consolidated financial statements

CIVISTA BANCSHARES, INC.

Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net income	$7,064	$10,034	$13,424	$22,922
Other comprehensive income (loss):
Unrealized holding (losses) on available-for-sale securities	(712)	(7,432)	(8,611)	2,865
Tax effect	136	1,572	1,808	(590)
Reclassification of gains recognized in net income	—	—	—	—
Tax effect	—	—	—	—
Pension liability adjustment	—	—	—	—
Tax effect	—	—	—	—
Total other comprehensive income (loss)	(576)	(5,860)	(6,803)	2,275
Comprehensive income	$6,488	$4,174	$6,621	$25,197

See notes to interim unaudited consolidated financial statements

CIVISTA BANCSHARES, INC.

Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)

(In thousands, except share data)

	Common Shares				Accumulated Other	Total
	Outstanding Shares	Amount	Retained Earnings	Treasury Shares	Comprehensive Income (Loss)	Shareholders’ Equity
Balance, March 31, 2024	15,727,013	$311,352	$187,638	$(75,574)	$(53,757)	$369,659
Net Income	—	—	7,064	—	—	7,064
Other comprehensive loss	—	—	—	—	(576)	(576)
Stock-based compensation	10,209	177	—	—	—	177
Common stock dividends ($0.16 per share)	—	—	(2,516)	—	—	(2,516)
Purchase of common stock	—	—	—	—	—	—
Balance, June 30, 2024	15,737,222	$311,529	$192,186	$(75,574)	$(54,333)	$373,808

	Common Shares				Accumulated Other	Total
	Outstanding Shares	Amount	Retained Earnings	Treasury Shares	Comprehensive Income (Loss)	Shareholders’ Equity
Balance, March 31, 2023	15,768,410	$310,412	$161,110	$(73,915)	$(49,910)	$347,697
Net Income	—	—	10,034	—	—	10,034
Other comprehensive loss	—	—	—	—	(5,860)	(5,860)
Stock-based compensation	11,817	372	—	—	—	372
Common stock dividends ($0.15 per share)	—	—	(2,367)	—	—	(2,367)
Purchase of common stock	—	—	—	—	—	—
Balance, June 30, 2023	15,780,227	$310,784	$168,777	$(73,915)	$(55,770)	$349,876

See notes to interim unaudited consolidated financial statements

CIVISTA BANCSHARES, INC.

Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)

(In thousands, except share data)

	Common Shares				Accumulated Other	Total
	Outstanding Shares	Amount	Retained Earnings	Treasury Shares	Comprehensive Income (Loss)	Shareholders’ Equity
Balance, December 31, 2023	15,695,424	$311,166	$183,788	$(75,422)	$(47,530)	$372,002
Net Income	—	—	13,424	—	—	13,424
Other comprehensive loss	—	—	—	—	(6,803)	(6,803)
Stock-based compensation	50,060	363	—	—	—	363
Common stock dividends ($0.32 per share)	—	—	(5,026)	—	—	(5,026)
Purchase of common stock	(8,262)	—	—	(152)	—	(152)
Balance, June 30, 2024	15,737,222	$311,529	$192,186	$(75,574)	$(54,333)	$373,808

	Common Shares				Accumulated Other	Total
	Outstanding Shares	Amount	Retained Earnings	Treasury Shares	Comprehensive Income (Loss)	Shareholders’ Equity
Balance, December 31, 2022	15,728,234	$310,182	$156,492	$(73,794)	$(58,045)	$334,835
Cumulative-effect adjustment for adoption of ASC 326	—	—	$(6,069)	—	—	$(6,069)
Balance January 1, 2023	15,728,234	$310,182	$150,423	$(73,794)	$(58,045)	$328,766
Net Income	—	—	22,922	—	—	22,922
Other comprehensive loss	—	—	—	—	2,275	2,275
Stock-based compensation	57,613	602	—	—	—	602
Common stock dividends ($0.29 per share)	—	—	(4,568)	—	—	(4,568)
Purchase of common stock	(5,620)	—	—	(121)	—	(121)
Balance, June 30, 2023	15,780,227	$310,784	$168,777	$(73,915)	$(55,770)	$349,876

See notes to interim unaudited consolidated financial statements

CIVISTA BANCSHARES, INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Six Months Ended June 30,
	2024	2023
Net cash provided by operating activities	$12,720	$39,124
Cash flows used for investing activities:
Maturities, paydowns and calls of securities, available-for-sale	9,532	11,166
Purchases of securities, available-for-sale	(10,376)	(10,551)
Purchase of other securities	(9,492)	(9,128)
Redemption of other securities	1,875	14,264
Purchase of bank owned life insurance	(1,315)	—
Net change in loans	(154,320)	(89,903)
Purchases of premises and equipment	74	(1,358)
Net cash used for investing activities	(164,022)	(85,510)
Cash flows from financing activities:
Repayment of long-term FHLB advances	(551)	(719)
Net change in short-term FHLB advances	162,500	(251,700)
Repayment of other borrowings	(2,703)	(2,948)
Increase in deposits	(7,412)	322,790
Decrease in securities sold under repurchase agreements	—	(18,355)
Purchase of treasury shares	(152)	(121)
Common dividends paid	(5,026)	(4,568)
Net cash provided by financing activities	146,656	44,379
Decrease in cash and cash equivalents	(4,646)	(2,007)
Cash and cash equivalents at beginning of period	60,406	43,361
Cash and cash equivalents at end of period	$55,760	$41,354
Cash paid during the period for:
Interest	$10,036	$5,023
Income taxes	1,357	2,496
Supplemental cash flow information:
Change in fair value of swap asset	(2,064)	147
Change in fair value of swap liability	2,064	(147)
Securities purchased not settled	—	2,924

See notes to interim unaudited consolidated financial statements

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

(1) Consolidated Financial Statements

Nature of Operations and Principles of Consolidation: Civista Bancshares, Inc. (CBI) is an Ohio corporation and a registered financial holding company. The Consolidated Financial Statements include the accounts of CBI and its wholly-owned direct and indirect subsidiaries: Civista Bank (Civista), First Citizens Insurance Agency, Inc. (FCIA), Water Street Properties, Inc. (WSP), CIVB Risk Management, Inc. (CRMI) and First Citizens Investments, Inc. (FCI).

Civista provides financial services through its offices in the Ohio counties of Erie, Crawford, Champaign, Cuyahoga, Franklin, Logan, Summit, Huron, Ottawa, Madison, Montgomery, Henry, Wood, and Richland, in the Indiana counties of Dearborn and Ripley, and in the Kentucky county of Kenton. Its primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are residential mortgage, commercial, and installment loans. Substantially all loans are secured by specific items of collateral including business assets, consumer assets and commercial and residential real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. There are no significant concentrations of loans to any one industry or customer. However, our customers’ ability to repay their loans is dependent on the real estate and general economic conditions in the area. Other financial instruments that potentially represent concentrations of credit risk include deposit accounts in other financial institutions.

Vision Financial Group, Inc. ("VFG") was acquired in the fourth quarter of 2022 as a wholly owned subsidiary of Civista. As of August 31, 2023, VFG was merged into Civista and now operates as a full-service equipment leasing and financing division of Civista and has been rebranded as Civista Leasing and Finance ("CLF"). The operations of CLF are headquartered in Pittsburgh, Pennsylvania.

FCIA is wholly-owned by CBI and was formed to allow the Company to participate in commission revenue generated through its third-party insurance agreement. WSP is wholly-owned by CBI and was formed to hold properties repossessed by CBI subsidiaries. CRMI is a captive insurance company that is wholly-owned by CBI and allows CBI and its subsidiaries to insure against certain risks unique to their operations. The operations of CRMI are located in Wilmington, Delaware. FCI is wholly-owned by Civista and holds and manages its securities portfolio. The operations of FCI are located in Wilmington, Delaware.

The above companies together are referred to as the “Company.” Intercompany balances and transactions are eliminated in consolidation. Management considers the Company to operate primarily in one reportable segment, banking.

The accompanying Unaudited Consolidated Financial Statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company’s financial position as of June 30, 2024 and its results of operations and changes in cash flows for the periods ended June 30, 2024 and 2023 have been made. The results of operations for the three- and six-month periods ended June 30, 2024 are not necessarily indicative of the operating results for the full year. Reference is made to the accounting policies of the Company described in the notes to the audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023. The Company has consistently followed these policies in preparing this Quarterly Report on Form 10-Q.

(2) Significant Accounting Policies

Allowance for Credit Losses: On January 1, 2023, the Company adopted Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments – Credit Losses (Topic 326) – Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). ASU 2016-13 introduces a new credit loss methodology, Current Expected Credit Losses ("CECL"), which requires earlier recognition of credit losses, while also providing additional transparency about credit risk. ASU 2016-13 amends guidance on reporting credit losses for financial assets held at amortized cost basis and available for sale debt securities. ASU 2016-13 eliminates the probable initial recognition threshold previously required under GAAP and instead, requires an entity to reflect its current estimate of all expected credit losses based on historical experience, current conditions and reasonable and supportable forecasts. The allowance for credit losses ("ACL") is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected. ASU 2016-13 also expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the reserve for credit losses. In addition, entities need to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The Company adopted Accounting Standards Codification ("ASC") 326 using the modified retrospective method for all financial assets measured at amortized cost and off-balance sheet credit exposures. Results for the periods beginning after January 1, 2023 are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable GAAP. The Company adopted ASC 326 using the prospective transition approach for purchased credit deteriorated ("PCD") financial assets that were previously classified as purchased credit impaired ("PCI") and accounted for under ASC 310-30. In accordance with ASC 326, management did not reassess whether PCI assets met the criteria of PCD assets as of the date of adoption. On January 1, 2023, the amortized cost basis of the PCD assets was adjusted to reflect the addition of $1.7 million to the allowance for credit losses. The remaining noncredit discount (based on the adjusted amortized cost basis) will be accreted into interest income at the effective interest rate as of January 1, 2023. The adoption of CECL resulted in an increase to our total allowance for credit losses on loans held for investment of $4.3 million, an increase in allowance for credit losses on unfunded loan commitments of $3.4 million, a reclassification of PCI discount from loans to the allowance for credit losses of $1.7 million, and an increase in deferred tax asset of $1.6 million. The Company also recorded a net reduction of retained earnings of $6.1 million upon adoption.

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

Portfolio Segmentation (“Pooled Loans”)

Portfolio segmentation is defined as the pooling of loans based upon similar risk characteristics such that quantitative methodologies and qualitative adjustment factors for estimating the allowance for credit losses are constructed for each segment. The Company has identified nine portfolio segments of loans: Commercial & Agriculture, Commercial Real Estate – Owner Occupied, Commercial Real Estate – Non-Owner Occupied, Residential Real Estate, Real Estate Construction, Farm Real Estate, Lease Financing Receivable and Consumer and Other Loans.

The allowance for credit losses for Pooled Loans is estimated based upon periodic review of the collectability of the loans quantitatively correlating historical loan experience with reasonable and supportable forecasts using forward looking information. The Company utilizes a discounted cash flow ("DCF") method to estimate the quantitative portion of the allowance for credit losses for loans evaluated on a collective pooled basis. For each segment, a loss driver analysis ("LDA") is performed in order to identify appropriate loss drivers and create a regression model for use in forecasting cash flows. The LDA utilizes the Company’s own Federal Financial Institutions Examination Council’s (“FFIEC”) Call Report data for all segments except indirect auto and all new and unknown values. Peer data is incorporated into the analysis for all segments except indirect auto and all new and unknown values. The Company uses regression analysis to determine suitable loss drivers to utilize when modeling lifetime probability of default and loss given default for the changes in the economic factors for the loss driver segments. The identified loss drivers for all segments as of June 30, 2024 were national unemployment rate and national gross domestic product growth. Peer data is utilized in our model as more statistically supportable data. The Company uses actual loss data for the lease portfolio due to a lack of appropriate peer leasing data to forecast loss drivers.

Key inputs into the DCF model include loan-level detail, including the amortized cost basis of individual loans, payment structure, loss history, and forecasted loss drivers. The Company uses the central tendency midpoint seasonally adjusted forecasts from the Federal Open Market Committee ("FOMC"). Other key assumptions include the probability of default ("PD"), loss given default ("LGD"), and prepayment/curtailment rates. When possible, the Company utilizes its own PDs for the reasonable and supportable forecast period. When it is not possible to use the Company’s own PDs, the LDA is utilized to determine PDs based on the forecasted economic factors. In all cases, the LDA is then utilized to determine the long-term historical average, which is reached over the reversion period. When possible, the Company utilizes its own LGDs for the reasonable and supportable forecast period. When it is not possible to use the Company’s own LGDs, the LGD is derived using a method referred to as Frye Jacobs. The Frye Jacobs method is a mathematical formula that traces the relationship between LGD and PD over time and projects the LGD based on the level of PD forecasted. In all cases, the Frye Jacobs method is utilized to calculate LGDs during the reversion period and long-term historical average. Prepayment and curtailment rates were calculated based on the Company’s own data utilizing a one-year average. When the discounted cash flow method is used to determine the allowance for credit losses, management incorporates expected prepayments to determine the effective interest rate utilized to discount expected cash flow.

Adjustments to the quantitative evaluation may be made to account for differences in current or expected qualitative risk characteristics such as changes in: (i) lending policies and procedures; (ii) experience and depth of lending and management staff; (iii) quality of credit

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

review system; (iv) nature and volume of portfolio; (v) past due, classified and non accrual loans; (vi) economic and business conditions; (vii) competition or legal and regulatory requirements; (viii) concentrations within the portfolio; and (ix) underlying collateral for collateral dependent loans.

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

Available for Sale (“AFS”) Debt Securities

For AFS debt securities in an unrealized loss position, the Company first assesses whether (i) the Company intends to sell, or (ii) it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. If either case is affirmative, any previously recognized allowances are charged-off and the security's amortized cost is written down to fair value through income. If neither case is affirmative, the security is evaluated to determine whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency and any adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income. Adjustments to the allowance are reported in our income statement as a component of Provision for Credit Losses. AFS debt securities are charged-off against the allowance or, in the absence of any allowance, written down through income when deemed uncollectible by management or when either of the aforementioned criteria regarding intent or requirement to sell is met.

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

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

Reserve for Unfunded Commitments

The reserve for unfunded commitments (the “Unfunded Reserve”) represents the expected credit losses on off-balance sheet commitments such as unfunded commitments to extend credit and standby letters of credit. No allowance is recognized if the Company has the unconditional right to cancel the obligation. The Company is defining "unconditionally cancelable" in its literal sense, meaning that a commitment may be cancelled by the Company for any, or for no reason whatsoever. However, the Company in its business dealings, has no practical history of unconditionally canceling commitments. Commitments are not typically cancelled until a default or a defined condition occurs. Being that its historical practice has been to not cancel credit commitments unconditionally, the Company has made the decision to reserve for unfunded commitments. The Unfunded Reserve is recognized as a liability (included within other liabilities in the Consolidated Balance Sheets), with adjustments to the reserve recognized as provision in the Consolidated Statements of Operations. The Unfunded Reserve is determined by estimating expected future fundings, under each segment, and applying the expected loss rates. Expected future fundings over the estimated life of commitments are based on historical averages of funding rates (i.e., the likelihood of draws taken). To estimate future fundings on unfunded balances, current funding rates are compared to historical funding rates. Estimate of credit losses are determined using the same loss rates as funded loans.

Revisions: Interest income and interest expense increased $1,270 in the Consolidated Statement of Operations as of and for the three-months ended June 30, 2023 and $2,656 as of and for the six-months ended June 30, 2023 for certain loan participations sold that were deemed to not qualify for sales accounting under ASC 860. This revision did not have a significant impact on the consolidated financial statement line items impacted and had no effect on net income.

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

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

At adoption, the Company recognized an incremental allowance for credit losses on its loans to customers of $4.3 million, a liability for off-balance sheet unfunded commitments of $3.4 million, and a reclassification of the discount on PCI loans to the ACL of $1.7 million. Additionally, the Company recorded a $6.1 million after tax decrease in retained earnings associated with the increased estimated credit losses. The “Day 1” impact of CECL adoption is summarized below:

CECL Adoption
			Impact of
		CECL Adoption	Adopting ASC 326 -
	December 31, 2022	Impact	PCD Loans	January 1, 2023
Allowance for Credit Losses:
Commercial & Agriculture	$3,011	$429	$390	$3,830
Commercial Real Estate:
Owner Occupied	4,565	1,075	179	5,819
Non-Owner Occupied	14,138	(2,847)	—	11,291
Residential Real Estate	3,145	2,762	386	6,293
Real Estate Construction	2,293	1,502	—	3,795
Farm Real Estate	291	(28)	—	263
Lease Financing Receivables	429	1,743	635	2,807
Consumer and Other	98	201	78	377
Unallocated	541	(541)	—	—
Total Allowance for Credit Losses	$28,511	$4,296	$1,668	$34,475
Reserve for Unfunded Commitments	—	3,386	—	3,386
Total Reserve for Credit Losses	$28,511	$7,682	$1,668	$37,861

Retained Earnings
Total Pre-tax Impact		$(7,682)
Tax Effect		1,613
Decrease to Retained Earnings		$(6,069)

The Company did not record an allowance for available-for-sale securities on Day 1 as the investment portfolio consisted primarily of debt securities explicitly or implicitly backed by the U.S. Government for which credit risk was deemed minimal. The impact going forward will depend on the composition, characteristics, and credit quality of the securities portfolio as well as the economic conditions at future reporting periods.

On January 1, 2023, the Company adopted ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. To simplify the subsequent measurement of goodwill, the FASB eliminated Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, under the amendments in this Update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. A public business entity that is a Securities and Exchange Commission ("SEC") filer, such as the Company, was to adopt the amendments in this Update for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. In November 2019, however, the FASB issued ASU 2019-10, Financial Instruments ‒ Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842), which deferred the effective date for ASC 350, Intangibles – Goodwill and Other, for SEC filers that were eligible to be smaller reporting companies as of November 15, 2019, such as the Company, to fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. The adoption of the ASU provisions did not have a significant impact on the Company's Consolidated Financial Statements.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

On January 1, 2023, the Company adopted ASU 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures ("ASU 2022-02"). ASU 2022-02 eliminates the recognition and measurement guidance for troubled debt restructurings and requires enhanced disclosures about loan modifications for borrowers experiencing financial difficulty. This ASU also requires enhanced disclosure for loans that have been charged off. The adoption of ASU 2022-02 did not have a significant impact on the Company’s Consolidated Financial Statements.

Effect of Newly Issued but Not Yet Effective Accounting Standards:

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The Update is designed to provide relief from the accounting analysis and impacts that may otherwise be required for modifications to agreements necessitated by reference rate reform. The Update also provides optional expedients to enable companies to continue to apply hedge accounting to certain hedging relationships impacted by reference rate reform. The amendments in this Update are effective for all entities as of March 12, 2020 through December 31, 2022; however, a deferral of the implementation of reference rate reform was issued in December of 2022, which extends the implementation to December 31, 2024. The Company has implemented a replacement for the reference rate using the Secured Overnight Financing Rate ("SOFR") or the Prime Rate and has determined that the changes to the reference rate is not expected to have a material impact on our financial condition, results of operations or cash flows.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU apply to all public entities that are required to report segment information in accordance with FASB ASC Topic 280, Segment Reporting. The amendments in this ASU are intended to improve reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The amendments require that a public entity disclose, on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker ("CODM") and included within each reported measure of segment profit or loss. Public entities are required to disclose, on an annual and interim basis, an amount for other segment items by reportable segment and a description of its composition. In addition, public entities must provide all annual disclosures about a reportable segment’s profit or loss and assets currently required by FASB ASC Topic 280, Segment Reporting, in interim periods. The amendments clarify that if the CODM uses more than one measure of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources, a public entity may report one or more of those additional measures of segment profit. However, at least one of the reported segment profit or loss measures (or the single reported measure, if only one is disclosed) should be the measure that is most consistent with the measurement principles used in measuring the corresponding amounts in the public entity’s consolidated financial statements. The amendments require that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Finally, the amendments require that a public entity that has a single reportable segment provide all the disclosures required by the amendments in the ASU and all existing segment disclosures in ASC Topic 280. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. A public entity should apply the amendments retrospectively to all prior periods presented in the financial statements. Upon transition, the segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. The Company is currently evaluating the potential impacts related to the adoption of ASU 2023-07.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this ASU require that public business entities on an annual basis (a) disclose specific categories in the rate reconciliation and (b) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income or loss by the applicable statutory income tax rate). The amendments in this ASU also require that all entities disclose on an annual basis the amount of income taxes paid (net of refunds received) disaggregated by federal (national), state, and foreign taxes, and the amount of income taxes paid (net of refunds received) disaggregated by individual jurisdictions in which income taxes paid (net of refunds received) is equal to or greater than 5 percent of total income taxes paid (net of refunds received). The amendments require that all entities disclose income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign and income tax expense (or benefit) from continuing operations disaggregated by federal (national), state, and foreign. ASU 2023-09 is effective for public business entities for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The amendments should be applied on a prospective basis. Retrospective application is permitted. The Company does not intend to adopt early. The Company does not anticipate a significant impact to the Company's consolidated financial statements upon adoption.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

(3) Securities

The amortized cost and fair market value of available-for-sale securities and the related gross unrealized gains and losses recognized were as follows:

June 30, 2024	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities and obligations of U.S. government agencies	$72,126	$503	$(4,222)	$68,407
Obligations of states and political subdivisions	357,924	707	(27,878)	330,753
Mortgage-backed securities in government sponsored entities	242,946	53	(32,394)	210,605
Total debt securities	$672,996	$1,263	$(64,494)	$609,765

December 31, 2023	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities and obligations of U.S. government agencies	$71,418	$315	$(4,075)	$67,658
Obligations of states and political subdivisions	359,452	2,725	(23,578)	338,599
Mortgage-backed securities in government sponsored entities	242,022	19	(30,026)	212,015
Total debt securities	$672,892	$3,059	$(57,679)	$618,272

The amortized cost and fair value of securities at June 30, 2024, by contractual maturity, is shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

Available for sale	Amortized Cost	Fair Value
Due in one year or less	$6,397	$6,364
Due after one year through five years	81,415	75,493
Due after five years through ten years	47,886	46,479
Due after ten years	294,352	270,824
Mortgage-backed securities	242,946	210,605
Total securities available-for-sale	$672,996	$609,765

There were no proceeds from sales of securities available-for-sale, gross realized gains or gross realized losses as of June 30, 2024 or June 30, 2023.

Securities are pledged by the Company from time to time to secure public deposits, other deposits and liabilities as required by law. The carrying value of pledged securities was approximately $210,834 and $211,616 as of June 30, 2024 and December 31, 2023, respectively.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following tables show gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2024 and December 31, 2023:

June 30, 2024	12 Months or less		More than 12 months		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury securities and obligations of U.S. government agencies	$2,980	$8	$56,087	$4,214	$59,067	$4,222
Obligations of states and political subdivisions	93,938	908	173,801	26,970	267,739	27,878
Mortgage-backed securities in gov’t sponsored entities	325	3	198,342	32,391	198,667	32,394
Total temporarily impaired	$97,243	$919	$428,230	$63,575	$525,473	$64,494

December 31, 2023	12 Months or less		More than 12 months		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury securities and obligations of U.S. government agencies	$224	$(1)	$56,760	$(4,074)	$56,984	$(4,075)
Obligations of states and political subdivisions	19,168	(78)	162,291	(23,500)	181,459	(23,578)
Mortgage-backed securities in gov’t sponsored entities	20,112	(522)	189,319	(29,504)	209,431	(30,026)
Total temporarily impaired	$39,504	$(601)	$408,370	$(57,078)	$447,874	$(57,679)

At June 30, 2024, there were a total of 508 securities in the portfolio with unrealized losses mainly due to higher current market rates when compared to the time of purchase. Unrealized losses on securities have not been recognized into income because the issuers’ securities are of high credit quality, management has the intent and ability to hold these securities for the foreseeable future, and the decline in fair value is largely due to currently higher market rates when compared to the time of purchase. The fair value is expected to recover as the securities approach their maturity date or reset date. The Company does not intend to sell until recovery and does not believe selling will be required before recovery.

The following table presents the net gains and losses on equity investments recognized in earnings for the three- and six-months ended June 30, 2024 and 2023 and the portion of unrealized gains and losses for the period that relates to equity investments held at June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net gains (losses) recognized on equity securities during the period	$74	$(170)	$(67)	$(238)
Less: Net gains (losses) realized on the sale of equity securities during the period	—	—	—	—
Unrealized gains (losses) recognized on equity securities held at reporting date	$74	$(170)	$(67)	$(238)

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

(4) Loans

Loan balances were as follows:

	June 30, 2024	December 31, 2023
Commercial & Agriculture	$318,499	$304,793
Commercial Real Estate- Owner Occupied	377,308	377,321
Commercial Real Estate- Non-Owner Occupied	1,213,341	1,161,894
Residential Real Estate	729,213	659,841
Real Estate Construction	283,446	260,409
Farm Real Estate	24,376	24,771
Lease Financing Receivables	53,461	54,642
Consumer and Other	15,352	18,057
Total loans	3,014,996	2,861,728
Allowance for credit losses	(39,919)	(37,160)
Net loans	$2,975,077	$2,824,568

Included in Commercial & Agriculture loans above are $251 and $326 of Paycheck Protection Program (“PPP”) loans as of June 30, 2024 and December 31, 2023, respectively.

Included in total loans above are net deferred loan fees of $2,774 and $2,743 at June 30, 2024 and December 31, 2023, respectively.

The Company elected to exclude accrued interest receivable from the amortized cost basis of loans disclosed in this Note 4 and Note 5 (Allowance for Credit Losses). As of June 30, 2024 and December 31, 2023, accrued interest receivable totaled $14,543 and $12,819, respectively, and is included in accrued interest receivable line item on the Company's Consolidated Balance Sheet.
(5) Allowance for Credit Losses

The following table presents, by portfolio segment, the changes in the ACL for the three and six months ended June 30, 2024 and 2023.

Allowance for credit losses:

For the three months ended June 30, 2024	Beginning balance	Charge-offs	Recoveries	Provision	Ending Balance
Commercial & Agriculture	$7,737	$(812)	$97	$(1,674)	$5,348
Commercial Real Estate:
Owner Occupied	4,652	—	1	(325)	4,328
Non-Owner Occupied	12,968	—	5	1,448	14,421
Residential Real Estate	9,074	(52)	38	356	9,416
Real Estate Construction	3,433	—	8	206	3,647
Farm Real Estate	320	—	—	(59)	261
Lease Financing Receivables	359	—	1	1,850	2,210
Consumer and Other	306	(23)	7	(22)	268
Unallocated	—	—	—	20	20
Total	$38,849	$(887)	$157	$1,800	$39,919

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

For the three months ended June 30, 2024, the Company provided $1,800 to the allowance for credit losses, as compared to a provision of $861 for the three months ended June 30, 2023. The company experienced an increase in the allowance for credit losses as our CECL model required higher provisions, primarily attributable to a charge-off of $500 on a specific credit as well as loan growth during the period.

For the three months ended June 30, 2023	Beginning balance	Charge-offs	Recoveries	Provision	Ending Balance
Commercial & Agriculture	$3,316	$—	$42	$2,182	$5,540
Commercial Real Estate:
Owner Occupied	5,733	—	—	(202)	5,531
Non-Owner Occupied	11,760	—	8	(122)	11,646
Residential Real Estate	5,934	(1)	32	550	6,515
Real Estate Construction	3,920	—	5	(478)	3,447
Farm Real Estate	269	—	—	(26)	243
Lease Financing Receivables	2,907	—	—	(960)	1,947
Consumer and Other	354	(13)	19	(88)	272
Unallocated	3	—	—	5	8
Total	$34,196	$(14)	$106	$861	$35,149

Allowance for credit losses:

For the six months ended June 30, 2024	Beginning balance	Charge-offs	Recoveries	Provision	Ending Balance
Commercial & Agriculture	$7,587	$(1,024)	$249	$(1,464)	$5,348
Commercial Real Estate:
Owner Occupied	4,723	—	4	(399)	4,328
Non-Owner Occupied	12,056	(174)	10	2,529	14,421
Residential Real Estate	8,489	(65)	158	834	9,416
Real Estate Construction	3,388	—	12	247	3,647
Farm Real Estate	260	—	—	1	261
Lease Financing Receivables	297	(226)	1	2,138	2,210
Consumer and Other	341	(49)	21	(45)	268
Unallocated	19	—	—	1	20
Total	$37,160	$(1,538)	$455	$3,842	$39,919

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

For the six months ended June 30, 2024, the Company provided $3,842 to the allowance for credit losses, as compared to a provision of $1,481 for the six months ended June 30, 2023. The increase in the provision was principally related to loan growth during the period and increased reserves for a specific hospitality credit of $800, and a charge off of $500 on a specific credit.

For the six months ended June 30, 2023	Beginning balance	CECL Adoption Day 1 Impact	Impact of Adopting ASC 326 - PCD Loans 1	Charge-offs	Recoveries	Provision	Ending Balance
Commercial & Agriculture	$3,011	$429	$—	$(140)	$48	$2,192	$5,540
Commercial Real Estate:
Owner Occupied	4,565	1,075	19	—	0	(128)	5,531
Non-Owner Occupied	14,138	(2,847)	—	—	15	340	11,646
Residential Real Estate	3,145	2,762	166	(11)	54	399	6,515
Real Estate Construction	2,293	1,502	0	—	9	(357)	3,447
Farm Real Estate	291	(28)	0	—	—	(20)	243
Lease Financing Receivables	429	1,743	635	—	—	(860)	1,947
Consumer and Other	98	201	77	(38)	27	(93)	272
Unallocated	541	(541)	—	—	—	8	8
Total	$28,511	$4,296	$897	$(189)	$153	$1,481	$35,149

The following tables present credit exposures by internally assigned risk grades as of June 30, 2024 and December 31, 2023. The risk rating analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements as scheduled or at all. The Company’s internal credit risk grading system is based on experiences with similarly graded loans.

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

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

Based on the most recent analysis performed, the risk category of loans, by type and year of originations, at June 30, 2024, was as follows:

	Term Loans Amortized Cost Basis by Origination Year
								Revolving
								Loans
							Revolving	Converted
June 30, 2024	2024	2023	2022	2021	2020	Prior	Loans	to Term	Total
Commercial & Agriculture
Pass	$42,915	$63,142	$44,075	$37,823	$9,866	$16,706	$88,349	$—	$302,876
Special Mention	—	791	—	257	1,472	—	1,128	—	3,648
Substandard	—	7,967	127	80	39	381	110	—	8,704
Doubtful	995	507	311	34	80	—	1,344	—	3,271
Total Commercial & Agriculture	$43,910	$72,407	$44,513	$38,194	$11,457	$17,087	$90,931	$—	$318,499
Commercial & Agriculture:
Current-period gross charge-offs	$500	$274	$177	$40	$—	$33	$—	$—	$1,024

Commercial Real Estate - Owner Occupied
Pass	$15,379	$42,531	$78,245	$66,024	$54,955	$106,018	$6,705	$—	$369,857
Special Mention	—	520	1,785	728	506	440	—	—	3,979
Substandard	—	—	219	—	—	3,253	—	—	3,472
Doubtful	—	—	—	—	—	—	—	—	—
Total Commercial Real Estate - Owner Occupied	$15,379	$43,051	$80,249	$66,752	$55,461	$109,711	$6,705	$—	$377,308
Commercial Real Estate - Owner Occupied:
Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial Real Estate - Non-Owner Occupied
Pass	$32,969	$200,282	$281,608	$186,644	$130,840	$313,981	$27,614	$—	$1,173,938
Special Mention	—	580	7,276	6,058	—	9,445	277	—	23,636
Substandard	—	—	—	8,000	—	7,767	—	—	15,767
Doubtful	—	—	—	—	—	—	—	—	—
Total Commercial Real Estate - Non-Owner Occupied	$32,969	$200,862	$288,884	$200,702	$130,840	$331,193	$27,891	$—	$1,213,341
Commercial Real Estate - Non-Owner Occupied:
Current-period gross charge-offs	$—	$—	$—	$—	$—	$174	$—	$—	$174

Residential Real Estate
Pass	$61,940	$112,700	$121,324	$93,301	$67,788	$101,751	$162,216	$—	$721,020
Special Mention	—	286	—	214	94	937	—	—	1,531
Substandard	—	332	570	759	329	2,218	1,273	—	5,481
Doubtful	1,181	—	—	—	—	—	—	—	1,181
Total Residential Real Estate	$63,121	$113,318	$121,894	$94,274	$68,211	$104,906	$163,489	$—	$729,213
Residential Real Estate:
Current-period gross charge-offs	$—	$—	$—	$3	$—	$62	$—	$—	$65

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

								Revolving
								Loans
							Revolving	Converted
June 30, 2024	2024	2023	2022	2021	2020	Prior	Loans	to Term	Total
Real Estate Construction
Pass	$36,627	$133,658	$80,922	$12,609	$8,117	$4,471	$6,887	$—	$283,291
Special Mention	—	—	—	155	—	—	—	—	155
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total Real Estate Construction	$36,627	$133,658	$80,922	$12,764	$8,117	$4,471	$6,887	$—	$283,446
Real Estate Construction:
Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Farm Real Estate
Pass	$626	$2,320	$926	$2,218	$4,317	$12,156	$1,641	$—	$24,204
Special Mention	—	—	—	—	—	172	—	—	172
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total Farm Real Estate	$626	$2,320	$926	$2,218	$4,317	$12,328	$1,641	$—	$24,376
Farm Real Estate:
Current-period charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Lease Financing Receivables
Pass	$18,152	$19,617	$9,320	$2,320	$897	$145	$—	$—	50,451
Special Mention	621	—	—	—	—	—	—	—	621
Substandard	271	499	1,195	—	35	4	—	—	2,004
Doubtful	—	231	111	—	15	28	—	—	385
Total Lease Financing Receivables	$19,044	$20,347	$10,626	$2,320	$947	$177	$—	$—	$53,461
Lease Financing Receivables:
Current-period charge-offs	$—	$—	$151	$12	$63	$—	$—	$—	$226

Consumer and Other
Pass	$1,974	$4,487	$3,122	$2,767	$1,055	$364	$1,565	$—	$15,334
Special Mention	—	—	—	—	—	—	1	—	1
Substandard	—	—	—	14	2	1	—	—	17
Doubtful	—	—	—	—	—	—	—	—	—
Total Consumer and Other	$1,974	$4,487	$3,122	$2,781	$1,057	$365	$1,566	$—	$15,352
Consumer and Other:
Current-period charge-offs	$—	$4	$18	$5	$4	$18	$—	$—	$49
Total Loans	$213,650	$590,450	$631,136	$420,005	$280,407	$580,238	$299,110	$—	$3,014,996
Total Loans:
Current-period charge-offs	$500	$278	$346	$60	$67	$287	$—	$—	$1,538

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

Risk category of loans, by type and year of originations, at December 31, 2023, was as follows:

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

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

								Revolving
								Loans
							Revolving	Converted
December 31, 2023	2023	2022	2021	2020	2019	Prior	Loans	to Term	Total
Real Estate Construction
Pass	$108,606	$105,222	$20,960	$6,739	$2,699	$2,635	$9,335	$—	$256,196
Special Mention	—	1,226	926	2,019	—	—	—	—	4,171
Substandard	—	—	42	—	—	—	—	—	42
Doubtful	—	—	—	—	—	—	—	—	—
Total Real Estate Construction	$108,606	$106,448	$21,928	$8,758	$2,699	$2,635	$9,335	$—	$260,409
Real Estate Construction:
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Farm Real Estate
Pass	$2,207	$967	$2,256	$4,462	$789	$12,528	$1,292	$—	$24,501
Special Mention	—	—	—	—	—	20	—	—	20
Substandard	—	—	—	—	—	250	—	—	250
Doubtful	—	—	—	—	—	—	—	—	—
Total Farm Real Estate	$2,207	$967	$2,256	$4,462	$789	$12,798	$1,292	$—	$24,771
Farm Real Estate:
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Lease Financing Receivables
Pass	$28,177	$13,924	$6,620	$3,678	$1,725	$1	$—	$—	$54,125
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	8	38	61	231	17	—	—	355
Doubtful	—	139	—	15	8	—	—	—	162
Total Lease Financing Receivables	$28,177	$14,071	$6,658	$3,754	$1,964	$18	$—	$—	$54,642
Lease Financing Receivables:
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer and Other
Pass	$6,510	$4,135	$3,615	$1,578	$509	$248	$1,425	$—	$18,020
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	2	14	15	—	6	—	—	37
Doubtful	—	—	—	—	—	—	—	—	—
Total Consumer and Other	$6,510	$4,137	$3,629	$1,593	$509	$254	$1,425	$—	$18,057
Consumer and Other:
Gross charge-offs	$6	$40	$40	$7	$13	$3	$5	$—	$114
Total Loans	$513,980	$673,054	$459,295	$302,185	$203,527	$423,273	$286,414	$—	$2,861,728
Total Loans:
Total gross charge-offs	$6	$719	$572	$7	$13	$109	$5	$—	$1,431

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following tables include an aging analysis of the recorded investment of past due loans outstanding as of June 30, 2024 and December 31, 2023.

June 30, 2024	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans	Past Due 90 Days and Accruing
Commercial & Agriculture	$919	$506	$1,221	$2,646	$315,853	$318,499	$—
Commercial Real Estate:
Owner Occupied	105	—	—	105	377,203	377,308	—
Non-Owner Occupied	195	—	2,898	3,093	1,210,248	1,213,341	—
Residential Real Estate	974	1,408	1,705	4,087	725,126	729,213	—
Real Estate Construction	194	—	—	194	283,252	283,446	—
Farm Real Estate	—	—	—	—	24,376	24,376	—
Lease Financing Receivables	1,623	1,503	200	3,326	50,135	53,461	74
Consumer and Other	69	29	2	100	15,252	15,352	—
Total	$4,079	$3,446	$6,026	$13,551	$3,001,445	$3,014,996	$74

December 31, 2023	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans	Past Due 90 Days and Accruing
Commercial & Agriculture	$1,228	$471	$1,999	$3,698	$301,095	$304,793	$73
Commercial Real Estate:
Owner Occupied	4	—	123	127	377,194	377,321	—
Non-Owner Occupied	—	—	—	—	1,161,894	1,161,894	—
Residential Real Estate	4,581	1,180	1,642	7,403	652,438	659,841	—
Real Estate Construction	—	—	—	—	260,409	260,409	—
Farm Real Estate	—	—	—	—	24,771	24,771	—
Lease Financing Receivables	950	410	373	1,733	52,909	54,642	—
Consumer and Other	172	23	2	197	17,860	18,057	—
Total	$6,935	$2,084	$4,139	$13,158	$2,848,570	$2,861,728	$73

The following table presents loans on nonaccrual status as of June 30, 2024.

June 30, 2024	Nonaccrual loans with a related ACL	Nonaccrual loans without a related ACL	Total Nonaccrual loans
Commercial & Agriculture	$1,485	$2,641	$4,126
Commercial Real Estate:
Owner Occupied	219	138	357
Non-Owner Occupied	3,006	—	3,006
Residential Real Estate	—	6,075	6,075
Real Estate Construction	—	—	—
Farm Real Estate	—	—	—
Lease Financing Receivables	801	823	1,624
Consumer and Other	—	21	21
Total	$5,511	$9,698	$15,209

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following table presents loans on nonaccrual status as of December 31, 2023.

December 31, 2023	Nonaccrual loans with a related ACL	Nonaccrual loans without a related ACL	Total Nonaccrual loans
Commercial & Agriculture	$914	$4,891	$5,805
Commercial Real Estate:
Owner Occupied	269	3	272
Non-Owner Occupied	—	1,167	1,167
Residential Real Estate	—	4,633	4,633
Real Estate Construction	—	41	41
Farm Real Estate	—	—	—
Lease Financing Receivables	15	492	507
Consumer and Other	—	42	42
Total	$1,198	$11,269	$12,467

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

Modifications to Borrowers Experiencing Financial Difficulty: From time to time, the Company may modify certain loans to borrowers who are experiencing financial difficulty. In some cases, these modifications result in new loans. Loan modifications to borrowers experiencing financial difficulty may be in the form of principal forgiveness, interest rate reduction, term extension, other-than-significant payment delay or a combination thereof, among other things. During the three and six months ended June 30, 2024 and June 30, 2023, there were no modifications of loans to borrowers experiencing financial difficulty.

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

The following table presents the amortized cost basis of collateral dependent loans, which are individually evaluated to determine expected credit losses, and the related allowance for credit losses allocated to these loans as of June 30, 2024 and December 31, 2023.

June 30, 2024	Real Estate	Other	Allowance for Credit Losses
Commercial & Agriculture	$—	$10,930	$1,075
Commercial Real Estate:
Owner Occupied	—	8,219	24
Non-Owner Occupied	—	3,006	1,052
Residential Real Estate	1,329	—	—
Real Estate Construction	—	—	—
Farm Real Estate	—	—	—
Lease Financing Receivables	—	1,512	453
Consumer and Other	—	—	—
Total	$1,329	$23,667	$2,604

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

Foreclosed Assets Held For Sale

Foreclosed assets acquired in settlement of loans are carried at fair value less estimated costs to sell and are included in Other assets on the Consolidated Balance Sheet. As of June 30, 2024 and December 31, 2023, there were no foreclosed assets included in Other assets.

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

The following table lists the allowance for credit losses on off-balance sheet credit exposures as of June 30, 2024:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Beginning of Period	$3,851	3,587	$3,901	—
CECL adoption adjustments	—	—	—	3,386
Provision	(145)	264	(195)	465
End of Period	$3,706	$3,851	$3,706	3,851

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

(6) Accumulated Other Comprehensive Income (Loss)

The following tables present the changes in each component of accumulated other comprehensive income (loss), net of tax for the three- and six-month periods ended June 30, 2024 and June 30, 2023.

	For the Three-Month Period Ended			For the Three-Month Period Ended
	June 30, 2024(a)			June 30, 2023(a)
	Unrealized Gains and (Losses) on Available-for- Sale Securities (a)	Defined Benefit Pension Items (a)	Total (a)	Unrealized Gains and (Losses) on Available-for- Sale Securities (a)	Defined Benefit Pension Items (a)	Total (a)
Beginning balance	$(49,251)	$(4,506)	$(53,757)	$(44,636)	$(5,274)	$(49,910)
Other comprehensive loss before reclassifications	(576)	—	(576)	(5,860)	—	(5,860)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—	—	—	—
Net current-period other comprehensive income (loss)	(576)	—	(576)	(5,860)	—	(5,860)
Ending balance	$(49,827)	$(4,506)	$(54,333)	$(50,496)	$(5,274)	$(55,770)

	For the Six-Month Period Ended			For the Six-Month Period Ended
	June 30, 2024(a)			June 30, 2023(a)
	Unrealized Gains and (Losses) on Available-for- Sale Securities (a)	Defined Benefit Pension Items (a)	Total (a)	Unrealized Gains and (Losses) on Available-for- Sale Securities (a)	Defined Benefit Pension Items (a)	Total (a)
Beginning balance	$(43,024)	$(4,506)	$(47,530)	$(52,771)	$(5,274)	$(58,045)
Other comprehensive loss before reclassifications	(6,803)	—	(6,803)	2,275	—	2,275
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—	—	—	—
Net current-period other comprehensive income (loss)	(6,803)	—	(6,803)	2,275	—	2,275
Ending balance	$(49,827)	$(4,506)	$(54,333)	$(50,496)	$(5,274)	$(55,770)

(a)
Amounts in parentheses indicate debits on the Consolidated Balance Sheets.

There were no amounts reclassified out of each component of accumulated other comprehensive income (loss) for the three- and six-month periods ended June 30, 2024 and June 30, 2023.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

(7) Goodwill and Intangible Assets

The carrying amount of goodwill was $125,520 at June 30, 2024 and December 31, 2023.

Acquired intangible assets, other than goodwill, as of June 30, 2024 and December 31, 2023 were as follows:

	June 30, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Core deposit intangibles	$12,668	$6,935	$5,733	12,668	6,178	$6,490
Total amortized intangible assets	$12,668	$6,935	$5,733	$12,668	$6,178	$6,490

Aggregate core deposit intangible amortization expense was $366 and $399, for the three months ended June 30, 2024 and 2023, respectively. Aggregate core deposit intangible amortization expense was $757 and $797 for the six months ended June 30, 2024 and 2023, respectively.

Activity for mortgage servicing rights ("MSRs") for the three and six months ended June 30, 2024 and June 30, 2023 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Loan Servicing Rights:
Balance at Beginning of Period	$2,999	$3,059	$3,018	$2,689
Additions	59	88	109	524
Additions from acquisition	—	—	—	—
Disposals	—	—	—	—
Amortized to expense	(84)	(91)	(153)	(157)
Other charges	—	—	—	—
Change in valuation allowance	—	—	—	—
Balance at End of Period	$2,974	$3,056	$2,974	$3,056

There was no valuation allowance for the three and six months ended June 30, 2024 and June 30, 2023.

Estimated amortization expense for each of the next five years and thereafter is as follows:

	MSRs	Core deposit intangibles	Total
2024	$84	$721	$805
2025	168	1,312	1,480
2026	166	1,193	1,359
2027	162	1,071	1,233
2028	155	782	937
Thereafter	2,239	654	2,893
	$2,974	$5,733	$8,707

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

(8) Short-Term and Other Borrowings

Short-term and other borrowings, which consist of federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings, are summarized as follows:

	June 30, 2024	December 31, 2023
	Short-term Borrowings	Short-term Borrowings
Outstanding balance	$500,500	$338,000
Interest rate on balance	5.43%	5.41%

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	Short-term Borrowings	Short-term Borrowings	Short-term Borrowings	Short-term Borrowings
Maximum indebtedness	$501,500	$302,000	$501,500	$540,000
Average balance	440,670	242,395	384,679	306,952
Average rate paid	5.46%	5.15%	5.45%	4.84%

Average balance during the period represents daily averages. Average rate paid represents interest expense divided by the related average balances.

(9) Earnings per Common Share

The Company has granted restricted stock awards with non-forfeitable rights (with respect to dividends), which are considered participating securities. Accordingly, earnings per common share is computed using the two-class method as required by ASC 260-10-45. Basic earnings per common share are computed as net income available to common shareholders divided by the weighted average number of common shares outstanding during the period, which excludes the participating securities. Diluted earnings per common share include the dilutive effect, if any, of additional potential common shares issuable under the Company’s equity incentive plan, computed using the treasury stock method. The Company had no dilutive securities for the three and six months ended June 30, 2024 and June 30, 2023.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Basic
Net income	$7,064	$10,034	$13,424	$22,922
Less allocation of earnings and dividends to participating securities	266	374	492	831
Net income available to common shareholders—basic	$6,798	$9,660	$12,932	$22,091
Weighted average common shares outstanding	15,729,049	15,775,812	15,712,499	15,754,073
Less average participating securities	591,712	588,715	576,528	570,897
Weighted average number of shares outstanding used in the calculation of basic earnings per common share	15,137,337	15,187,097	15,135,971	15,183,176
Earnings per common share:
Basic	$0.45	$0.64	$0.85	$1.45
Diluted	0.45	0.64	0.85	1.45

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

(10) Commitments, Contingencies and Off-Balance Sheet Risk

Some financial instruments, such as loan commitments, credit lines, letters of credit and overdraft protection, are issued to meet customers’ financing needs. These are agreements to provide credit or to support the credit of others, as long as the conditions established in the contract are met, and usually have expiration dates. Commitments may expire without being used. Off-balance-sheet risk of credit loss exists up to the face amount of these instruments, although material losses are not anticipated. The same credit policies are used to make such commitments as are used for loans, including obtaining collateral at exercise of commitment. The contractual amounts of financial instruments with off-balance-sheet risk were as follows at June 30, 2024 and December 31, 2023:

	Contract Amount
	June 30, 2024		December 31, 2023
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitment to extend credit:
Lines of credit and construction loans	$44,897	$687,021	$58,318	$668,893
Overdraft protection	10	58,704	10	59,489
Letters of credit	802	223	821	273
	$45,709	$745,948	$59,149	$728,655

Commitments to make loans are generally made for a period of one year or less. Fixed rate loan commitments included in the table above had interest rates ranging from 3.10% to 8.75% at June 30, 2024 and from 3.50% to 8.50% at December 31, 2023. Maturities extend up to 30 years.

Civista is required to maintain certain reserve balances on hand in accordance with the Federal Reserve Board requirements. No reserve balance was maintained, or required to be maintained, in accordance with such requirements at June 30, 2024 and December 31, 2023.

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

Net periodic pension cost was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Service cost	$—	$—	$—	$—
Interest cost	95	125	191	251
Expected return on plan assets	(138)	(132)	(275)	(265)
Other components	—	—	—	—
Net periodic pension cost	$(43)	$(7)	$(84)	$(14)

The Company does not expect to make any contribution to its pension plan in 2024. The Company made no contribution to its pension plan in 2023.

(12) Equity Incentive Plan

At the Company’s 2014 annual meeting, the shareholders adopted the Company’s 2014 Incentive Plan (“2014 Incentive Plan”). The 2014 Incentive Plan authorized the Company to grant options, stock awards, stock units and other awards for up to 375,000 common shares of the Company. The 2014 Incentive Plan expired in accordance with its terms on April 16, 2024, and no further awards may be granted under the 2014 Incentive Plan after April 16, 2024. On February 20, 2024, the Company's Board of Director's adopted the Civista Bancshares, Inc. 2024 Incentive Plan (the "2024 Incentive Plan"), which was subsequently approved by the shareholders of the Company at the Annual Meeting of Shareholders held on April 16, 2024. The 2024 Incentive Plan authorizes the Company to grant options, stock awards, stock units and other awards for up to 450,000 common shares of the Company.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

No options were granted under the 2014 Incentive Plan or the 2024 Incentive Plan during the three and six months ended June 30, 2024 and June 30, 2023.

In each of the past several years, the Board of Directors has awarded restricted common shares to senior officers of the Company. The restricted shares vest ratably over a three-year or five-year period following the grant date. The product of the number of restricted shares granted and the grant date market price of the Company’s common shares determines the fair value of restricted shares awarded under the Company’s incentive plans. Management recognizes compensation expense for the fair value of restricted shares on a straight-line basis over the requisite service period for the entire award.

The Company classifies share-based compensation for employees with “Compensation expense” in the Consolidated Statements of Operations.

The following is a summary of the Company’s outstanding restricted common shares and changes therein for the three and six months ended June 30, 2024:

	Three Months Ended		Six Months Ended
	June 30, 2024		June 30, 2024
	Number of Restricted Shares	Weighted Average Grant Date Fair Value	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Nonvested at beginning of period	91,419	$21.98	85,670	$21.88
Granted	—	—	40,952	15.51
Vested	—	—	(34,102)	18.34
Forfeited	—	—	(1,101)	14.80
Nonvested at end of period	91,419	$21.98	91,419	$21.98

The following is a summary of the status of the Company’s outstanding restricted common shares as of June 30, 2024:

At June 30, 2024
Date of Award	Shares	Remaining Expense	Remaining Vesting Period (Years)
March 14, 2020	2,027	19	0.50
March 3, 2021	4,944	65	1.50
March 3, 2022	6,880	130	2.50
March 3, 2022	5,139	63	0.50
March 14, 2023	13,252	232	3.50
March 14, 2023	18,371	301	1.50
March 12, 2024	26,384	349	4.50
March 12, 2024	14,422	194	2.50
	91,419	$1,353	2.81

The Company recorded $178 and $191 of share-based compensation expense during the three months ended June 30, 2024 and 2023, respectively. The Company recorded $364 and $421 of share-based compensation expense during the six months ended June 30, 2024 and 2023, respectively. At June 30, 2024, the total compensation cost related to unvested awards not yet recognized was $1,353, which was expected to be recognized over the weighted average remaining life of the grants of 2.81 years.

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

Assets and liabilities measured at fair value are summarized in the tables below.

	Fair Value Measurements at June 30, 2024 Using:
	(Level 1)	(Level 2)	(Level 3)
Assets measured at fair value on a recurring basis:
Securities available-for-sale
U.S. Treasury securities and obligations of U.S. Government agencies		$68,407
Obligations of states and political subdivisions		330,753
Mortgage-backed securities in government sponsored entities		210,605
Total securities available-for-sale	—	609,765	—
Equity securities		2,101
Swap asset		14,545
Liabilities measured at fair value on a recurring basis:
Swap liability		$14,545
Assets measured at fair value on a nonrecurring basis:
Mortgage servicing rights	$—	$—	$2,973

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

The following tables present quantitative information about the Level 3 significant unobservable inputs for assets and liabilities measured at fair value on a nonrecurring basis as of June 30, 2024 and December 31, 2023.

	Quantitative Information about Level 3 Fair Value Measurements
June 30, 2024	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
Mortgage Servicing Rights	$2,973	Discounted Cash Flow	Constant Prepayment Rate	4.3%-10%	7%
			Discount Rate	12%	12%

	Quantitative Information about Level 3 Fair Value Measurements
December 31, 2023	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
Mortgage Servicing Rights	$3,018	Discounted Cash Flow	Constant Prepayment Rate	4.6% - 11%	6%
			Discount Rate	12%	12%

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The carrying amount and fair values of financial instruments not measured at fair value on a recurring or nonrecurring basis at June 30, 2024 were as follows:

June 30, 2024	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from financial institutions	$55,760	$55,760	$55,760	$—	$—
Other securities	37,615	37,615	37,615	—	—
Loans, held for sale	5,369	5,369	5,369	—	—
Loans, net of allowance	2,975,077	2,840,806	—	—	2,840,806
Bank owned life insurance	63,367	63,367	63,367	—	—
Accrued interest receivable	14,543	14,543	14,543	—	—
Financial Liabilities:
Nonmaturing deposits	2,041,362	2,041,362	2,041,362	—	—
Time deposits	936,254	935,118	—	—	935,118
Short-term FHLB advances	500,500	367,698	367,698	—	—
Long-term FHLB advances	1,841	1,726	—	—	1,726
Other borrowings	7,156	7,156	—	—	7,156
Subordinated debentures	104,026	102,998	—	—	102,998
Accrued interest payable	10,036	10,036	10,036	—	—

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

(14) Derivatives

To accommodate customer need and to support the Company’s asset/liability positioning, on occasion the Company enters into interest rate swaps with a customer and a bank counterparty. The interest rate swaps are free-standing derivatives and are recorded at fair value. The Company enters into a floating rate loan and a fixed rate swap with our customer. Simultaneously, the Company enters into an offsetting fixed rate swap with a bank counterparty. In connection with each swap transaction, the Company agrees to pay interest to the customer on a notional amount at a variable interest rate and receive interest from the customer on the same notional amount at a fixed interest rate. At the same time, the Company agrees to pay a bank counterparty the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount. These transactions allow the Company’s customer to effectively convert variable rate loans to fixed rate loans. Since the Company acts as an intermediary for its customer, changes in the fair value of the underlying derivative contracts offset each other and do not significantly impact the Company’s results of operations. None of the Company’s derivatives are designated as hedging instruments.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The Company presents derivative positions net on the balance sheet for customers and financial institution counterparty positions subject to master netting arrangements. The following table reflects the derivatives recorded on the balance sheet:

	June 30, 2024		December 31, 2023
	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in other assets:
Interest rate swaps with loan customers in an asset position	$38,167	$1,143	$44,773	$2,114
Counterparty positions with financial institutions in an asset position	233,261	13,402	228,873	10,367
Total included in other assets		$14,545		$12,481
Included in accrued expenses and other liabilities:
Interest rate swaps with loan customers in a liability position	$195,093	$14,545	$184,100	$12,481
Counterparty positions with financial institutions in a liability position	—	—	—	—
Total included in accrued expenses and other liabilities		$14,545		$12,481
Gross notional positions with customers	$233,261		$228,873
Gross notional positions with financial institution counterparties	$233,261		$228,873

The presentation for derivatives for the current and prior periods was revised to present derivative positions net for customer positions. Fair value of swap assets and liabilities for the prior period was not impacted.

The effect of swap fair value changes on the Consolidated Statement of Operations are as follows:

	Location of	Amount of Gain or (Loss)
Derivatives	Gain or (Loss)	Recognized in
Not Designated	Recognized in	Income on Derivatives
as Hedging Instruments	Income on Derivative	June 30, 2024	June 30, 2023
Interest rate swaps related to customer loans	Other income	$—	$—
Total		$—	$—

The Company monitors and controls all derivative products with a comprehensive Board of Director approved commercial loan swap policy. All interest rate swap transactions must be approved in advance by the Lenders Loan Committee of the Board of Directors. The Company classifies changes in fair value of derivatives in Other noninterest income in the Consolidated Statements of Operation.

At June 30, 2024 and December 31, 2023, the Company did not have any cash or securities pledged for collateral on its interest rate swaps with third party financial institutions. Cash pledged for collateral on interest rate swaps is classified as restricted cash on the Consolidated Balance Sheet.

(15) Qualified Affordable Housing Project Investments

The Company invests in certain qualified affordable housing projects. At June 30, 2024 and December 31, 2023, the balance of the Company's investments in qualified affordable housing projects was $14,499 and $15,122, respectively. These balances are reflected in the Other assets line on the Consolidated Balance Sheet. The unfunded commitments related to the investments in qualified affordable housing projects totaled $4,741 and $5,722 at June 30, 2024 and December 31, 2023, respectively. These balances are reflected in the Accrued expenses and other liabilities line on the Consolidated Balance Sheet.

During the three months ended June 30, 2024 and 2023, the Company recognized amortization expense with respect to its investments in qualified affordable housing projects of $319 and $252, respectively, offset by tax credits and other benefits from its investments in affordable housing tax credits of $461 and $428, respectively. During the six months ended June 30, 2024 and 2023, the Company recognized amortization expense with respect to its investments in qualified affordable housing projects of $623 and $427, respectively,

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

offset by tax credits and other benefits from its in affordable housing tax credits of $921 and $857, respectively. During the three and six months ended June 30, 2024 and 2023, the Company did not incur any impairment losses related to its investments in qualified affordable housing projects.

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

Tax Refund Processing Fees

The Company previously participated in a tax refund processing program pursuant to which the Company facilitated the payment of federal and state income tax refunds with a third-party payment processor. Refund Transfers (“RTs”) were fee-based products whereby a tax refund was issued to the taxpayer after the Company received the refund from the federal or state government. As part of this agreement the Company earned fee income, the majority of which was received in the first quarter of the year. The Company’s fee income revenue was recognized based on the estimated percent of business completed by each date. Beginning in 2024, the Company discontinued participation in the tax refund processing program.

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

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three and six months ended June 30, 2024 and 2023.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Noninterest Income
In-scope of Topic 606:
Service charges	$1,488	$1,831	$2,928	$3,604
ATM/Interchange fees	1,416	1,450	2,799	2,803
Wealth management fees	1,337	1,180	2,613	2,373
Tax refund processing fees	—	475	—	2,375
Other	1,549	1,201	3,121	3,293
Noninterest Income (in-scope of Topic 606)	5,790	6,137	11,461	14,448
Noninterest Income (out-of-scope of Topic 606)	4,753	3,012	7,586	5,769
Total Noninterest Income	$10,543	$9,149	$19,047	$20,217

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion focuses on the consolidated financial condition of the Company at June 30, 2024 compared to December 31, 2023, and the consolidated results of operations for the three- and six-month periods ended June 30, 2024, compared to the same periods in 2023. This discussion should be read in conjunction with the unaudited consolidated financial statements and notes included in this Quarterly Report on Form 10-Q.

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
•
recent and future bank failures may reduce customer confidence, affect sources of funding and liquidity, increase regulatory requirements and costs, adversely affect financial markets and/or have a negative reputational impact on the banking industry as a whole, any of which could adversely affect the Company’s business, financial condition and results of operations;
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

Financial Condition

Total assets of the Company at June 30, 2024 were $4,011,914 compared to $3,861,418 at December 31, 2023, an increase of $150,496, or 3.9%. The increase in total assets was due to increases in other securities, consisting of bank stocks and equity securities, of $7,549, loans held for sale of $3,644, net loans of $150,509 and swap assets of $2,064. These increases were partially offset by decreases in cash and cash equivalents of $4,421, securities available for sale of $8,507, and premises and equipment of $4,627. Total liabilities at June 30, 2024 were $3,638,106 compared to $3,489,416 at December 31, 2023, an increase of $148,690, or 4.3%. The increase in total liabilities was primarily attributable to increases in short-term FHLB borrowings of $162,500 and swap liabilities of $2,064 partially offset by decreases in total deposits of $7,412 and other borrowings of $2,703.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Loans outstanding as of June 30, 2024 and December 31, 2023 were as follows:

	June 30, 2024	December 31, 2023	$ Change	% Change
Commercial & Agriculture	$318,499	$304,793	$13,706	4.5%
Commercial Real Estate—Owner Occupied	377,308	377,321	(13)	0.0%
Commercial Real Estate—Non-Owner Occupied	1,213,341	1,161,894	51,447	4.4%
Residential Real Estate	729,213	659,841	69,372	10.5%
Real Estate Construction	283,446	260,409	23,037	8.8%
Farm Real Estate	24,376	24,771	(395)	-1.6%
Lease Financing Receivables	53,461	54,642	(1,181)	-2.2%
Consumer and Other	15,352	18,057	(2,705)	-15.0%
Total loans	3,014,996	2,861,728	153,268	5.4%
Allowance for credit losses	(39,919)	(37,160)	(2,759)	7.4%
Net loans	$2,975,077	$2,824,568	$150,509	5.3%

Included in Commercial & Agriculture loans above were $251 of PPP loans as of June 30, 2024 and $326 of PPP loans as of December 31, 2023.

Loans held for sale increased $3,644, or 211.2%, since December 31, 2023. The increase was due to increases in both the number of loans and average loan balances held for sale. At June 30, 2024, 20 loans totaling $5,369 were held for sale as compared to 9 loans totaling $1,725 at December 31, 2023.

Net loans have increased $150,509, or 5.3%, since December 31, 2023. The increase at June 30, 2024 can be attributed to increases in many categories, primarily Commercial Real Estate – Non-Owner Occupied, Residential Real Estate, Commercial & Agriculture, and Real Estate Construction, offset by decreases in Commercial Real Estate – Owner Occupied, Lease Financing Receivables, and Consumer and Other. At June 30, 2024, the net loan to deposit ratio was 99.9% compared to 94.6% at December 31, 2023. The increase in the net loan to deposit ratio is primarily the result of an increase in loans.

During the first six months of 2024, provisions made to the allowances for credit losses and off-balance sheet credit exposures totaled $3,647, compared to a provision of $1,946 during the same period in 2023. The increase in the provisions was principally related to loan growth during the quarters and increased reserves for a specific hospitality credit of $800 as well as a charge off on a specific credit of $500. As time progresses, the results of economic conditions will require CECL model assumption inputs to change and further refinements to the estimation process may also be identified.

Net charge-offs for the first six months of 2024 totaled $1,083, compared to net charge-offs of $36 for the first six months of 2023. For the first six months of 2024, the Company charged off a total of 28 loans. Ten Commercial & Agriculture loans totaling $1,024, Four Lease Financing Receivables totaling $226, three Residential Real Estate loan totaling $65, one Commercial Real Estate – Non-Owner Occupied loan for $174, and ten Consumer and Other loans totaling $49 were charged off in the first six months of the year. In addition, during the first six months of 2024, the Company had recoveries on previously charged-off Commercial & Agriculture loans of $249, Commercial Real Estate – Non-Owner Occupied loans of $10, Residential Real Estate loans of $158, Real Estate Construction loans of $12, Commercial Real Estate – Owner Occupied loans of $4 and Consumer and Other loans of $21. For each loan category, as well as in total, the percentage of net charge-offs to loans was less than one percent. Each of these factors was considered by management as part of the examination of both the level and mix of the allowance by loan type as well as the overall level of the allowance.

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

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Management analyzes each individually evaluated Commercial & Agriculture and Commercial Real Estate loan relationship with a balance of $350 or larger, on an individual basis and designates a loan as individually evaluated when it is in nonaccrual status or when an analysis of the borrower’s operating results and financial condition indicates that underlying cash flows are not adequate to meet its debt service requirements. Loans held for sale are excluded from consideration as impaired. Loans are generally moved to nonaccrual status when 90 days or more past due. Loans, or portions thereof, are charged-off when deemed uncollectible. The allowance for credit losses as a percent of total loans was 1.32% at June 30, 2024 and 1.30% at December 31, 2023.

The available-for-sale securities portfolio decreased by $8,507, from $618,272 at December 31, 2023 to $609,765 at June 30, 2024. Management continually evaluates our securities portfolio in response to established asset/liability management objectives, changing market conditions that could affect profitability, and the level of interest rate risk to which the Company is exposed. These evaluations may cause the Company to change the level of funds it deploys into investment securities and change the composition of its investment securities portfolio. As of June 30, 2024, the Company was in compliance with all pledging requirements.

Premises and equipment, net, decreased $4,627 from December 31, 2023 to June 30, 2024. The decrease is the result of depreciation of $4,553 and disposals of $501, partially offset by new purchases $424.

Bank owned life insurance ("BOLI") increased $2,032 from December 31, 2023 to June 30, 2024. The increase is the result of the purchase of a new insurance policy as well as increases in the cash surrender value of the underlying insurance policies.

Swap assets increased $2,064 from December 31, 2023 to June 30, 2024. The increase is primarily the result of an increase in market value.

Total deposits as of June 30, 2024 and December 31, 2023 were as follows:

	June 30, 2024	December 31, 2023	$ Change	% Change
Noninterest-bearing demand	$691,203	$771,699	$(80,496)	-10.4%
Interest-bearing demand	409,848	449,449	(39,601)	-8.8%
Savings and money market	940,311	863,067	77,244	8.9%
Time deposits	936,254	900,813	35,441	3.9%
Total Deposits	$2,977,616	$2,985,028	$(7,412)	-0.2%

The Company had approximately $443,985 and $499,429 of uninsured deposits as of June 30, 2024 and December 31, 2023, respectively. Uninsured deposit amounts are estimated based on the portions of customer account balances that exceed the FDIC insurance limit of $250,000.

Total deposits at June 30, 2024 decreased $7,412 from year-end 2023. Noninterest-bearing deposits decreased $80,496 from year-end 2023, while interest-bearing deposits, including savings and time deposits, increased $73,084 from December 31, 2023. The decrease in noninterest-bearing deposits was primarily due to a $49,000 decrease in noninterest-bearing business accounts and a $24,800 decrease in noninterest-bearing accounts related to the former tax refund processing program. The decrease in interest-bearing demand deposits was primarily due to a decrease of $17,200 in interest-bearing personal accounts, a $8,500 decrease in Jumbo NOW accounts, a $5,800 decrease in interest-bearing business accounts, and a $4,700 decrease in interest-bearing public fund accounts. The $77,244 increase in savings and money market accounts was primarily due to a $54,000 increase in brokered money market accounts and a $6,800 increase in business money market accounts, which increases were partially offset by a $14,200 decrease in statement savings and a $5,700 decrease in business savings accounts. Jumbo time certificates and retail time certificates increased $37,500 and $17,200, respectively; partially offset by a $19,300 decrease in brokered time deposits from year-end 2023. The year-to-date average balance of total deposits increased $419,694, compared to the average balance for the same period in 2023, mainly due to a $485,621 increase in the average balance of time deposits.

Short-term FHLB advances increased $162,500 from December 31, 2023 to June 30, 2024. The increase was due to funding needs to support loan growth.

Swap liabilities increased $2,064 from December 31, 2023 to June 30, 2024. The increase was the result of an increase in fair value of swap liabilities.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Accrued expenses and other liabilities decreased $5,291 from December 31, 2023 to June 30, 2024. The decrease was primarily due to a decrease in accrued commissions and incentives of $1,265, a decrease in unfunded commitments related to the investments in qualified affordable housing projects of $981, a decrease in CLF investor remittance liability of $1,331, and a decrease in miscellaneous accrued expenses of $941, partially offset by an increase in accrued interest for Brokered CD’s of $662.

Shareholders’ equity at June 30, 2024 was $373,808, or 9.3% of total assets, compared to $372,002, or 9.6% of total assets, at December 31, 2023. The increase was as a result of net income of $13,424, partially offset by dividends on common shares of $5,026, decrease in the fair value of securities available-for-sale, net of tax, of $6,803, and the purchase of treasury shares of $152.

Total outstanding common shares at June 30, 2024 were 15,737,222, which increased from 15,695,424 common shares outstanding at December 31, 2023. Common shares outstanding increased due to the grant of 40,952 restricted common shares to certain officers under the Company’s 2014 Incentive Plan, offset by 8,262 common shares surrendered by officers to the Company to pay taxes upon vesting of restricted shares and 1,101 restricted common shares forfeited.

Results of Operations

Three Months Ended June 30, 2024 and 2023

The Company had net income of $7,064 for the three months ended June 30, 2024, a decrease of $2,970 from net income of $10,034 for the same three months of 2023. Basic and diluted earnings per common share were $0.45 for the quarter ended June 30, 2024, compared to $0.64 for the same period in 2023. The primary reasons for the changes in net income are explained below.

Net interest income for the three months ended June 30, 2024 was $27,751, a decrease of $3,588 from $31,339 for the same three months of 2023. This decrease was a result of an increase of $9,572 in interest expense, partially offset by an increase of $5,984 in total interest income. Interest-earning assets averaged $3,619,809 during the three months ended June 30, 2024, an increase of $264,841 from $3,354,968 for the same period of 2023. The Company’s average interest-bearing liabilities increased from $2,384,793 during the three months ended June 30, 2023 to $2,813,034 during the three months ended June 30, 2024. The Company’s fully tax equivalent net interest margin for the three months ended June 30, 2024 and 2023 was 3.09% and 3.75%, respectively.

Total interest and dividend income was $50,593 for the three months ended June 30, 2024, an increase of $5,984 from $44,609 of total interest and dividend income for the same period in 2023. The increase in interest and dividend income is attributable to a $5,694 increase in interest and fees on loans, an $86 increase in interest income on taxable securities and a $53 increase in interest income on tax-exempt securities. The $5,694 increase in interest and fees on loans is attributable to increases in both average balances and loan yield. The average balance of loans increased by $274,861, or 10.2%, to $2,964,377 for the three months ended June 30, 2024, as compared to $2,689,516 for the same period in 2023. The loan yield increased to 6.10% for the three months ended June 30, 2024, from 5.85% for the same period in 2023.

Interest on taxable securities increased $86 to $3,070 for the three months ended June 30, 2024, compared to $2,984 for the same period in 2023. The average balance of taxable securities decreased $18,505 to $351,497 for the three months ended June 30, 2024, as compared to $370,002 for the same period in 2023. The yield on taxable securities increased 18 basis points to 3.11% for 2024, compared to 2.93% for 2023. Interest on tax-exempt securities increased $53 to $2,372 for the three months ended June 30, 2024, compared to $2,319 for the same period in 2023. The average balance of tax-exempt securities decreased $385 to $288,128 for the three months ended June 30, 2024, as compared to $288,513 for the same period in 2023. The yield on tax-exempt securities increased 8 basis points to 3.87% for 2024, compared to 3.79% for 2023.

Total interest expense increased $9,572, or 72.1%, to $22,842 for the three months ended June 30, 2024, compared with $13,270 for the same period in 2023. The change in interest expense can be attributed to increases in rates, accompanied by an increase in the average balance of interest-bearing liabilities. For the three months ended June 30, 2024, the average balance of interest-bearing liabilities increased $428,241 to $2,813,034, as compared to $2,384,793 for the same period in 2023. Interest incurred on deposits increased by $7,971 to $15,505 for the three months ended June 30, 2024, compared to $7,534 for the same period in 2023. The average balance of interest-bearing deposits increased by $353,379 to $2,266,334 for the three months ended June 30, 2024, as compared to the same period in 2023, accompanied by an increase in the rate paid on time deposits from 4.38% in 2023 to 5.40% in 2024. Interest expense incurred on short-term FHLB advances increased as a result of higher average rates on short-term FHLB advances of 5.55% for the three months ended June 30, 2024, as compared to 5.15% to the same period in 2023. Interest expense incurred on subordinated debentures increased by $49 to $1,247 for the three months ended June 30, 2024, compared to $1,198 for the same period in 2023. The rate paid on

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

subordinated debentures increased from 4.62% in the three months ended June 30, 2023 to 4.83% during the three months ended June 30, 2024.

The following table presents the condensed average balance sheets for the three months ended June 30, 2024 and 2023. The daily average loan amounts outstanding are net of unearned income and include loans held for sale and nonaccrual loans. The average balance of securities is computed using the carrying value of securities. Rates are annualized and taxable equivalent yields are computed using a 21% tax rate for tax-exempt interest income. The average yield has been computed using the historical amortized cost average balance for available-for-sale securities.

	Three Months Ended June 30,
	2024			2023
Assets:	Average balance	Interest	Yield/ rate*	Average balance	Interest	Yield/ rate*
Interest-earning assets:
Loans, including fees**	$2,964,377	$44,946	6.10%	$2,689,516	$39,252	5.85%
Taxable securities	351,497	3,070	3.11%	370,002	2,984	2.93%
Tax-exempt securities	288,128	2,372	3.87%	288,513	2,319	3.79%
Interest-bearing deposits in other banks	15,807	205	5.22%	6,937	54	3.12%
Total interest-earning assets	$3,619,809	$50,593	5.58%	$3,354,968	$44,609	5.31%
Noninterest-earning assets:
Cash and due from financial institutions	32,564			47,560
Premises and equipment, net	53,654			61,220
Accrued interest receivable	13,230			11,191
Intangible assets	134,473			135,669
Bank owned life insurance	61,871			53,878
Other assets	65,818			60,253
Less allowance for loan losses	(39,190)			(34,668)
Total Assets	$3,942,229			$3,690,071
Liabilities and Shareholders Equity:
Interest-bearing liabilities:
Demand and savings	$1,339,503	$3,054	0.92%	$1,364,648	$1,546	0.45%
Time	926,831	12,451	5.40%	548,307	5,988	4.38%
Short-term FHLB advances	440,670	6,078	5.55%	242,395	3,113	5.15%
Long-term FHLB advances	2,031	12	2.38%	3,107	17	2.19%
Other borrowings	—	—	0.00%	109,248	1,406	5.16%
Subordinated debentures	103,999	1,247	4.83%	103,854	1,198	4.62%
Repurchase Agreements	—	—	0.00%	13,234	2	0.06%
Total interest-bearing liabilities	$2,813,034	$22,842	3.27%	$2,384,793	$13,270	2.23%
Noninterest-bearing deposits	703,046			904,757
Other liabilities	60,365			52,874
Shareholders’ Equity	365,784			347,647
Total Liabilities and Shareholders’ Equity	$3,942,229			$3,690,071
Net interest income and interest rate spread		$27,751	2.31%		$31,339	3.08%
Net interest margin			3.09%			3.75%

*—Average yields are presented on a tax equivalent basis. The tax equivalent effect associated with loans and investments, included in the yields above, was $631 and $617 for the periods ended June 30, 2024 and 2023, respectively.

**—Average balance includes nonaccrual loans.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Net interest income may also be analyzed by comparing the volume and rate components of interest income and interest expense. The following table provides an analysis of the changes in interest income and expense between the three months ended June 30, 2024 and 2023.

	Increase (decrease) due to:
	Volume (1)	Rate (1)	Net
	(Dollars in thousands)
Interest income:
Loans, including fees	$4,124	$1,570	$5,694
Taxable securities	(84)	170	86
Tax-exempt securities	10	43	53
Interest-bearing deposits in other banks	99	52	151
Total interest income	$4,149	$1,835	$5,984
Interest expense:
Demand and savings	$(29)	$1,537	$1,508
Time	4,847	1,616	6,463
Short-term FHLB advances	2,719	246	2,965
Long-term FHLB advances	(6)	1	(5)
Other borrowings	(1,406)	—	(1,406)
Subordinated debentures	2	47	49
Repurchase agreements	(2)	—	(2)
Total interest expense	$6,125	$3,447	$9,572
Net interest income	$(1,976)	$(1,612)	$(3,588)

(1)
The change in interest income and interest expense due to changes in both volume and rate, which cannot be segregated, has been allocated proportionately to the change due to volume and the change due to rate.

The Company provides for loan losses through regular provisions to the allowance for credit losses. During the second quarter of 2024 the Company recorded a provision for credit losses of $1,800, an increase of $939, from $861 during the three months ended June 30, 2023. The increase in the provisions was related to a charge off of $500 associated with customer fraud as well as loan growth during the quarter.

Noninterest income for the three-month periods ended June 30, 2024 and 2023 was as follows:

	Three Months Ended June 30,
	2024	2023	$ Change	% Change
Service charges	$1,488	$1,831	$(343)	-18.7%
Net gain (loss) on equity securities	74	(170)	244	-143.5%
Net gain on sale of loans and leases	888	615	273	44.4%
ATM/Interchange fees	1,416	1,450	(34)	-2.3%
Wealth management fees	1,337	1,180	157	13.3%
Lease revenue and residual income	3,529	2,201	1,328	0.0%
Bank owned life insurance	367	311	56	18.0%
Tax refund processing fees	—	475	(475)	-100.0%
Swap fees	122	116	6	5.2%
Other	1,322	1,140	182	16.0%
Total noninterest income	$10,543	$9,149	$1,394	15.2%

Total noninterest income for the three months ended June 30, 2024 was $10,543, an increase of $1,394, or 15.2%, from $9,149 for the same period of 2023. Service charges decreased $343 as the Company has eliminated its representment fee and reduced overdraft charges, the effect of which was partially offset by an increase in other service fees. Lease revenue and residual income increased $1.3 million due to an increase in income from leasing operations. Tax refund processing fee income was zero as the Company has now exited this line of business. Net gain (loss) on equity securities decreased as a result of market value decreases. Net gain on sale of loans

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

increased primarily as a result of an increase in volume of loans sold. During the three months ended June 30, 2024, 126 loans were sold, totaling $25,565. During the three months ended June 30, 2023, 103 loans were sold, totaling $16,200.

Noninterest expense for the three month periods ended June 30, 2024 and 2023 was as follows:

	Three Months Ended June 30,
	2024	2023	$ Change	% Change
Compensation expense	$15,740	$14,978	$762	5.1%
Net occupancy expense	1,298	1,369	(71)	-5.2%
Equipment expense	2,434	2,766	(332)	-12.0%
Contracted data processing	559	559	—	0.0%
FDIC assessment	548	529	19	3.6%
State franchise tax	479	654	(175)	-26.8%
Professional services	1,249	1,239	10	0.8%
Amortization of intangible assets	366	399	(33)	-8.3%
ATM/Interchange expense	632	615	17	2.8%
Marketing	445	540	(95)	-17.6%
Software maintenance expense	1,176	1,059	117	11.0%
Other	3,629	2,942	687	23.4%
Total noninterest expense	$28,555	$27,649	$906	3.3%

Total noninterest expense for the three months ended June 30, 2024 was $28,555, an increase of $906, or 3.3%, from $27,649 reported for the same period of 2023. The increase in total noninterest expense was primarily due to increases in compensation expense, software maintenance expense, and other operating expenses, partially offset by decreases in net occupancy expense, equipment expense, state franchise tax, and marketing. The increase in compensation expense was due to annual merit increases, employee insurance, and other payroll related expenses. The average full time equivalent (FTE) employees were 538 at June 30, 2024, an increase of six FTEs over the same period of 2023. The decreases in net occupancy expense and equipment expense was primarily due to a decrease in equipment depreciation from leasing operations as operating leases mature. The increase in software maintenance expense was primarily due to an increase in software maintenance contracts, including investments in digital banking.

Income tax expense for the three months ended June 30, 2024 totaled $1,020, down $660 compared to the same period in 2023. The effective tax rates for the three-month period ended June 30, 2024 and 2023 were 12.6% and 14.3%, respectively. The difference between the statutory federal income tax rate and the Company’s effective tax rate is the permanent tax differences, primarily consisting of tax-exempt interest income from municipal investments and loans, low income housing tax credits, tax-deductible captive insurance premiums and bank owned life insurance income.

Six Months Ended June 30, 2024 and 2023

The Company had net income of $13,424 for the six months ended June 30, 2024, a decrease of $9,498 from net income of $22,922 for the same six months of 2023. Basic and diluted earnings per common share were $0.85 for the six-month period ended June 30, 2024, compared to $1.45 for the same period in 2023. The primary reasons for the changes in net income are explained below.

Net interest income for the six months ended June 30, 2024 was $56,123, a decrease of $7,817, from $63,940 for the same six months of 2023. This decrease was a result of an increase of $21,004 in total interest expense, partially offset by an increase in total interest and dividend income of $13,187. Interest-earning assets averaged $3,586,180 during the six months ended June 30, 2024, an increase of $251,926 from $3,334,254 for the same period of 2023. The Company’s average interest-bearing liabilities increased to $2,766,811 for the first six months of 2024 from $2,347,117 for the same period in 2023. The Company’s fully tax equivalent net interest margin for the six months ended June 30, 2024 and 2023 was 3.16% and 3.87%, respectively.

Total interest and dividend income increased $13,187 to $100,721 for the period ended June 30, 2024. This change was the result of an increase in the average balance of loans, accompanied by a higher yield on the portfolio. The average balance of loans increased by $252,374, or 9.5%, to $2,922,204 for the six-month period ended June 30, 2024, as compared to $2,669,830 for the six-month period ended June 30, 2023. The loan yield increased to 6.15% for 2024, from 5.82% in 2023.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Interest on taxable securities increased $186 to $6,004 for the six-month period ended June 30, 2024, compared to $5,818 for the same period in 2023. The average balance of taxable securities decreased $21,257 to $351,156 for the six-month period ended June 30, 2024, as compared to $372,413 for the six-month period ended June 30, 2023. The yield on taxable securities increased 21 basis points to 3.06% for 2024, compared to 2.85% for 2023. Interest on tax-exempt securities increased $166 to $4,747 for the six-month period ended June 30, 2024, compared to $4,581 for the same period in 2023. The average balance of tax-exempt securities increased $6,913 to $291,758 for the six-month period ended June 30, 2024, as compared to $284,845 for the six-month period ended June 30, 2023. The yield on tax-exempt securities increased 6 basis points to 3.86% for 2024, compared to 3.80% for 2023.

Interest on interest-bearing deposits in other banks increased $441 to $540 for the period ended June 30, 2024, compared to $99 for the same period in 2023. The average balance of interest-bearing deposits in other banks increased $13,896 to $21,062 for the six-month period ended June 30, 2024, as compared to $7,166 for the six-month period ended June 30, 2023. The yield on interest-bearing deposits in other banks increased 236 basis points to 5.15% for 2024, compared to 2.79% for 2023.

Total interest expense increased $21,004, or 89.0%, to $44,598 for the six-month period ended June 30, 2024, compared to $23,594 for the same period in 2023. The change in interest expense can be attributed to an increase in rate and an increase in the average balance of interest-bearing liabilities. For the six-month period ended June 30, 2024, the average balance of interest-bearing liabilities increased $419,694 to $2,766,811, compared to $2,347,117 for the six-month period ended June 30, 2023. Interest incurred on deposits increased $20,725 to $31,491 for the six-month period ended June 30, 2024, compared to $10,766 for the same period in 2023. The average balance of interest-bearing deposits increased by $472,680 for the six-month period ended June 30, 2024, as compared to the same period in 2023, and the rate paid on demand and savings accounts increased from 0.39% in 2023 to 1.04% in 2024. The rate paid on time deposits increased from 3.82% in 2023 to 5.38% in 2024. The average balance on long-term FHLB balances decreased $1,121 as a result of prepayment, while the rate paid increased 6 basis points. In addition, for the six-month period ended June 30, 2024, the average balance of short-term FHLB balances increased $77,727 to $384,679 from $306,952 compared to the same period in 2023. The rate paid on subordinated debentures increased 21 basis points for the six-month period ended June 30, 2024, as compared to the same period in 2023.

The following table presents the condensed average balance sheets for the six months ended June 30, 2024 and 2023. The daily average loan amounts outstanding are net of unearned income and include loans held for sale and nonaccrual loans. The average balance of securities is computed using the carrying value of securities. Rates are annualized and taxable equivalent yields are computed using a 21% tax rate for tax-exempt interest income. The average yield has been computed using the historical amortized cost average balance for available-for-sale securities.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

	Six Months Ended June 30,
	2024			2023
Assets:	Average balance	Interest	Yield/ rate*	Average balance	Interest	Yield/ rate*
Interest-earning assets:
Loans, including fees**	$2,922,204	$89,431	6.15%	2,669,830	77,036	5.82%
Taxable securities	351,156	6,004	3.06%	372,413	5,818	2.85%
Tax-exempt securities	291,758	4,747	3.86%	284,845	4,581	3.80%
Interest-bearing deposits in other banks	21,062	539	5.15%	7,166	99	2.79%
Total interest-earning assets	$3,586,180	$100,721	5.62%	$3,334,254	$87,534	5.27%
Noninterest-earning assets:
Cash and due from financial institutions	31,123			44,584
Premises and equipment, net	54,317			62,002
Accrued interest receivable	12,977			10,924
Intangible assets	134,672			135,625
Bank owned life insurance	61,664			53,754
Other assets	62,414			60,478
Less allowance for loan losses	(38,273)			(32,555)
Total Assets	$3,905,074			$3,669,066
Liabilities and Shareholders Equity:
Interest-bearing liabilities:
Demand and savings	$1,361,364	$7,039	1.04%	$1,374,305	$2,629	0.39%
Time	914,637	24,452	5.38%	429,016	8,137	3.82%
Short-term FHLB advance	384,679	10,593	5.54%	306,952	7,370	4.84%
Long-term FHLB advance	2,153	25	2.34%	3,274	37	2.28%
Other borrowings	—	—	0.00%	112,728	3,050	5.46%
Subordinated debentures	103,978	2,489	4.81%	103,834	2,367	4.60%
Repurchase Agreements	—	—	—	17,008	4	0.05%
Total interest-bearing liabilities	$2,766,811	$44,598	3.24%	$2,347,117	$23,594	2.03%
Noninterest-bearing deposits	707,806			926,929
Other liabilities	62,331			50,599
Shareholders’ Equity	368,126			344,421
Total Liabilities and Shareholders’ Equity	$3,905,074			$3,669,066
Net interest income and interest rate spread		$56,123	2.38%		$63,940	3.24%
Net interest margin			3.16%			3.87%

*—Average yields are presented on a tax equivalent basis. The tax equivalent effect associated with loans and investments, included in the yields above, was $1.3 million and $1.2 million for the periods ended June 30, 2024 and 2023, respectively.

**—Average balance includes nonaccrual loans.

Net interest income may also be analyzed by comparing the volume and rate components of interest income and interest expense. The following table provides an analysis of the changes in interest income and expense between the six months ended June 30, 2024 and 2023. The table is presented on a fully tax-equivalent basis.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

	Increase (decrease) due to:
	Volume (1)	Rate (1)	Net
	(Dollars in thousands)
Interest income:
Loans, including fees	$7,551	$4,843	$12,394
Taxable securities	(242)	428	186
Tax-exempt securities	72	94	166
Interest-bearing deposits in other banks	306	135	441
Total interest income	$7,687	$5,500	$13,187
Interest expense:
Demand and savings	$(25)	$4,435	$4,410
Time	11,981	4,335	16,316
Short-term FHLB advance	2,040	1,183	3,223
Long-term FHLB advance	(13)	1	(12)
Other borrowings	(3,050)	—	(3,050)
Subordinated debentures	3	118	121
Repurchase agreements	(4)	—	(4)
Total interest expense	$10,932	$10,072	$21,004
Net interest income	$(3,245)	$(4,572)	$(7,817)

(1)
The change in interest income and interest expense due to changes in both volume and rate, which cannot be segregated, has been allocated proportionately to the change due to volume and the change due to rate.

The Company provides for loan losses through regular provisions to the allowance for credit losses. Upon adoption of CECL on January 1, 2023, the Company recorded an increase in the allowance for credit losses of $5,193. During the six months ended June 30, 2024, the Company recorded a provision for credit losses of $3,842, an increase of $2,361, from $1,481 during the six months ended June 30, 2023. The increase in the provision was principally related to loan growth during the year. As time progresses, the results of economic conditions will require CECL model assumption inputs to change and further refinements to the estimation process may also be identified.

The components of noninterest income for the six-month periods ended June 30, 2024 and 2023 were as follows:

	Six Months Ended June 30,
	2024	2023	$ Change	% Change
Service charges	$2,928	$3,604	$(676)	-18.8%
Net gain (loss) on equity securities	(67)	(238)	171	-71.8%
Net gain on sale of loans and leases	1,751	1,246	505	40.5%
ATM/Interchange fees	2,799	2,803	(4)	-0.1%
Wealth management fees	2,613	2,373	240	10.1%
Lease revenue and residual income	5,203	4,247	956	0.0%
Bank owned life insurance	717	564	153	27.1%
Tax refund processing fees	—	2,375	(2,375)	-100.0%
Swap fees	179	177	2	0.0%
Other	2,924	3,066	(142)	-4.6%
Total noninterest income	$19,047	$20,217	$(1,170)	-5.8%

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Total noninterest income for the six months ended June 30, 2024 was $19,047, a decrease of $1,170, or 5.8%, from $20,217 for the same period of 2023. Tax refund processing fee income decreased to $0 from $2,375 for the six months ended June 30, 2023, as the Company exited its relationship with a third-party processor that was in the tax refund processing business. Service charges decreased $676, as the Company has eliminated its representment fee and reduced overdraft charges. The net gain/(loss) on equity securities decrease was the result of a market valuation adjustment. Net gain on sale of loans increased primarily as a result of an increase in volume of loans sold. During the six months ended June 30, 2024, 224 loans were sold, totaling $45,750. During the six months ended June 30, 2023, 166 loans were sold, totaling $25,939.

The components of noninterest expense for the six-month periods endedJune 30, 2024 and 2023 are as follows:

	Six Months Ended June 30,
	2024	2023	$ Change	% Change
Compensation expense	$31,197	$30,083	$1,114	3.7%
Net occupancy expense	2,666	2,728	(62)	-2.3%
Equipment expense	4,969	5,527	(558)	-10.1%
Contracted data processing	1,104	1,079	25	2.3%
FDIC assessment	1,032	777	255	32.8%
State franchise tax	964	1,180	(216)	-18.3%
Professional services	2,398	2,794	(396)	-14.2%
Amortization of intangible assets	757	797	(40)	-5.0%
ATM/Interchange expense	1,257	1,195	62	5.2%
Marketing	924	1,045	(121)	-11.6%
Software maintenance expense	2,365	1,937	428	22.1%
Other operating expenses	6,611	5,939	672	11.3%
Total noninterest expense	$56,244	$55,081	$1,163	2.1%

Total noninterest expense for the six months ended June 30, 2024 was $56,244, an increase of $1,163, or 2.1%, from $55,081 for the same period of 2023. The increase was primarily attributable to increases in compensation expense, software maintenance expense, and other operating expense partially offset by decreases in equipment expense, state franchise tax, marketing, and professional services. The increase in compensation expense was primarily due to annual merit increases, employee insurance and other payroll related expenses. The year-to-date average full time equivalent (“FTE”) employees were 538 on June 30, 2024, an increase of six FTEs over the same period in 2023. The decreases in occupancy expense and equipment expense for the six months ended June 30, 2024 was primarily due to a decrease in equipment depreciation from leasing operations as operating leases mature. Professional services for the six months ended June 30, 2024 decreased primarily due to advisory fees in 2023 for the Company’s MasterCard contract. The increase in software maintenance expense for the six months ended June 30, 2024 was due to an increase in software maintenance contracts, including on new software related to digital banking investments.

Income tax expense for the six months ended June 30, 2024 totaled $1,855, down $2,353 compared to the same period in 2023. The effective tax rate for the six months ended June 30, 2024 decreased 3.4% to 12.1% from 15.5% for the same period in 2023. The difference between the statutory federal income tax rate and the Company’s effective tax rate is the permanent tax differences, primarily consisting of tax-exempt interest income from municipal investments and loans, low-income housing tax credits, tax-deductible captive insurance premiums and bank owned life insurance income.

Capital Resources

Shareholders’ equity totaled $373,808 at June 30, 2024, compared to $372,002 at December 31, 2023. Shareholders’ equity increased during the first six months of 2024 as a result of net income of $13,424, partially offset by dividends on common shares of $5,026, decrease in the fair value of securities available-for-sale, net of tax, of $6,803, and the purchase of treasury shares of $152.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

All of the Company’s capital ratios exceeded the regulatory minimum guidelines as of June 30, 2024 and December 31, 2023 as identified in the following table:

	Total Risk Based Capital	Tier I Risk Based Capital	CET1 Risk Based Capital	Leverage Ratio
Company Ratios—June 30, 2024	14.4%	10.8%	9.8%	8.4%
Company Ratios—December 31, 2023	14.4%	10.7%	9.7%	8.8%
For Capital Adequacy Purposes	8.0%	6.0%	4.5%	4.0%
To Be Well Capitalized Under Prompt
Corrective Action Provisions	10.0%	8.0%	6.5%	5.0%

Liquidity

The Company maintains a conservative liquidity position. All securities, with the exception of equity securities, are classified as available-for-sale. Securities, with maturities of one year or less, totaled $6,364, or 1.04% of the total security portfolio, at June 30, 2024. The available-for-sale securities portfolio helps to provide the Company with the ability to meet its funding needs. The Condensed Consolidated Statements of Cash Flows (Unaudited) contained in the Consolidated Financial Statements detail the Company’s cash flows from operating activities resulting from net earnings.

As reported in the Condensed Consolidated Statements of Cash Flows (Unaudited), our cash flows are classified for financial reporting purposes as operating, investing or financing cash flows. Net cash provided by operating activities was $12,720 and $39,124 for the six months ended June 30, 2024 and 2023, respectively. The primary additions to cash from operating activities are from proceeds from the sale of loans. The primary use of cash from operating activities is from loans originated for sale. Net cash used by investing activities was $164,022 and $85,510 for the six months ended June 30, 2024 and 2023, respectively, principally reflecting our loan and investment security activities. Cash provided by and used for deposits and purchase of treasury shares comprised most of our financing activities, which resulted in net cash provided by of $146,656 and $44,379 for the six months ended June 30, 2024 and 2023, respectively.

Future loan demand of Civista may be funded by increases in deposit accounts, proceeds from payments on existing loans, the maturity of securities, and the sale of securities classified as available-for-sale. Additional sources of funds may also come from borrowing in the Federal Funds market and/or borrowing from the FHLB. Through its correspondent banks, Civista maintains federal funds borrowing lines totaling $50,000. As of June 30, 2024, Civista had total credit availability with the FHLB of $860,762 with standby letters of credit totaling $73,400 and a remaining borrowing capacity of approximately $285,021. In addition, CBI maintains a credit line with a third party lender totaling $15,000. No borrowings were outstanding by CBI under this credit line as of June 30, 2024.

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

The following table provides information about the Company’s financial instruments that were sensitive to changes in interest rates as of December 31, 2023 and June 30, 2024, based on certain prepayment and account decay assumptions that management believes are reasonable. The table shows the changes in the Company’s net portfolio value (in amount and percent) that would result from hypothetical interest rate increases of 200 basis points and 100 basis points and interest rate decreases of 100 basis points and 200 basis points at June 30, 2024 and December 31, 2023.

Net Portfolio Value
	June 30, 2024			December 31, 2023
Change in Rates	Dollar Amount	Dollar Change	Percent Change	Dollar Amount	Dollar Change	Percent Change
+200bp	600,757	3,128	1%	603,656	(4,077)	(1)%
+100bp	601,790	4,161	1%	608,399	666	0%
Base	597,629	—	—	607,733	—	—
-100bp	592,976	(4,653)	(1)%	605,047	(2,686)	(0)%
-200bp	576,143	(21,486)	(4)%	591,305	(16,428)	(3)%

The change in net portfolio value from December 31, 2023 to June 30, 2024, can be attributed to a couple of factors. The yield remains inverted but has shifted upward since the end of the year. Additionally, the volume of assets and funding sources has changed, but the asset mix remains centered on loans. The volume of loans and certificates of deposit has increased, while the volume of other borrowings and non-maturing deposits has decreased. The volume shifts from the end of the year contributed to a decrease in the base net portfolio value. Beyond the change in the base level of net portfolio value, projected movements in rates, up or down, would also lead to changes in market values. The change in the rates up scenarios for the 100 and 200 basis point movements would lead to a slightly larger decrease in the market value of liabilities than assets. Accordingly, the Company sees an increase in the net portfolio value. The change in the rates down scenarios for the 100 and 200 basis point movements would lead to a larger increase in the market value of liabilities than in assets, leading to a decrease in the net portfolio value.

Civista Bancshares, Inc.

Controls and Procedures

Form 10-Q

(Amounts in thousands, except share data)

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive and our principal financial officers, the Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures as of June 30, 2024, were effective.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

No common shares of the Company were repurchased by the Company or purchased by “affiliated purchasers” as defined in Rule 10b-18(a)(3) under the Exchange Act during the quarter ended June 30, 2024.

On April 18, 2023, the Company announced a new common share repurchase program pursuant to which the Company is authorized to repurchase a maximum aggregate value of $13.5 million of its outstanding common shares through April 25,2025. As of June 30, 2024, no common shares had been repurchased under this repurchase program. The new repurchase program replaced the Company’s prior share repurchase program which authorized the Company to repurchase up to a maximum value of $13.5 million of its outstanding common shares through April 18, 2024 (with an aggregate of $1.5 million repurchased prior to the expiration and replacement of such repurchase program).

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the quarter ended June 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Civista Bancshares, Inc.

Other Information

Form 10-Q

Item 6. Exhibits

Exhibit	Description	Location

2.1	Agreement and Plan of Merger, dated January 10, 2022, by and between Civista Bancshares, Inc. and Comunibanc Corp.	Filed as Exhibit 2.1 to Civista Bancshares, Inc.’s Current Report on Form 8-K dated and filed on January 10, 2022 and incorporated herein by reference. (File No. 001-36192)
2.2	Stock Purchase Agreement, dated as of September 29, 2022, by and among Civista Bancshares, Inc., Civista Bank, Vision Financial Group, Inc. and Frederick Summers	Filed as Exhibit 2.1 to Civista Bancshares, Inc.’s Current Report on Form 8-K filed on September 30, 2022 and incorporated herein by reference. (File No. 001-36192)

3.1	Second Amended and Restated Articles of Incorporation of Civista Bancshares, Inc., as filed with the Ohio Secretary of State on November 15, 2018.	Filed as Exhibit 3.1 to Civista Bancshares, Inc.’s Current Report on Form 8-K, filed on November 16, 2018 and incorporated herein by reference. (File No. 001-36192)

3.2	Amended and Restated Code of Regulations of Civista Bancshares, Inc. (adopted April 15, 2008)

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

Civista Bancshares, Inc.

/s/ Dennis G. Shaffer	August 9, 2024
Dennis G. Shaffer	Date
Chief Executive Officer and President

/s/ Ian Whinnem	August 9, 2024
Ian Whinnem	Date
Senior Vice President and Chief Financial Officer