Form 10-Q
period 2024-09-30
CIVISTA BANCSHARES, INC.
filed 2024-11-12
CIK 944745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended - September 30, 2024

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Shares, no par value, outstanding at November 7, 2024—15,736,528 shares

CIVISTA BANCSHARES, INC.

Part I – Financial Information

ITEM 1. Financial Statements

CIVISTA BANCSHARES, INC.

Consolidated Balance Sheets

(In thousands, except share data)

	September 30, 2024
	(Unaudited)	December 31, 2023
ASSETS
Cash and due from financial institutions	$74,662	$60,406
Investments in time deposits	1,450	1,225
Securities available-for-sale	626,788	618,272
Equity securities	2,325	2,169
Loans held for sale	8,299	1,725
Loans, net of allowance for credit losses of $41,268 and $37,160	3,002,678	2,824,568
Other securities	32,633	29,998
Premises and equipment, net	49,967	56,769
Accrued interest receivable	13,614	12,819
Goodwill	125,520	125,520
Other intangible assets, net	8,309	9,508
Bank owned life insurance	62,912	61,335
Swap assets	8,196	12,481
Deferred taxes	17,659	18,357
Other assets	26,411	26,266
Total assets	$4,061,423	$3,861,418
LIABILITIES
Deposits
Noninterest-bearing	$686,316	$771,699
Interest-bearing	2,537,416	2,213,329
Total deposits	3,223,732	2,985,028
Short-term Federal Home Loan Bank advances	287,047	338,000
Long-term Federal Home Loan Bank advances	1,598	2,392
Subordinated debentures	104,067	103,943
Other borrowings	6,319	9,859
Swap liabilities	8,196	12,481
Accrued expenses and other liabilities	36,026	37,713
Total liabilities	3,666,985	3,489,416
SHAREHOLDERS’ EQUITY
Common shares, no par value, 40,000,000 shares authorized, 19,338,734 shares issued at September 30, 2024 and 19,288,674 shares issued at December 31, 2023, including Treasury shares	311,901	311,166
Retained earnings	198,034	183,788
Treasury shares, 3,602,206 common shares at September 30, 2024 and 3,593,250 common shares at December 31, 2023, at cost	(75,586)	(75,422)
Accumulated other comprehensive loss	(39,911)	(47,530)
Total shareholders’ equity	394,438	372,002
Total liabilities and shareholders’ equity	$4,061,423	$3,861,418

See notes to interim unaudited consolidated financial statements

CIVISTA BANCSHARES, INC.

Consolidated Statements of Operations (Unaudited)

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Interest and dividend income
Loans, including fees	$46,898	$40,547	$136,328	$117,583
Taxable securities	3,258	2,999	9,262	8,817
Tax-exempt securities	2,369	2,336	7,116	6,917
Deposits in other banks	216	719	756	818
Total interest and dividend income	52,741	46,601	153,462	134,135
Interest expense
Deposits	16,926	9,584	48,418	20,350
Federal Home Loan Bank advances	5,338	3,261	15,956	10,668
Subordinated debentures	1,244	1,239	3,732	3,606
Securities sold under agreements to repurchase and other	—	1,013	—	4,067
Total interest expense	23,508	15,097	68,106	38,691
Net interest income	29,233	31,504	85,356	95,444
Provision for credit losses - loans	1,346	630	5,188	2,111
Provision for (recovery of) credit losses - off-balance sheet credit exposures	(325)	130	(520)	595
Net interest income after provision	28,212	30,744	80,688	92,738
Noninterest income
Service charges	1,595	1,853	4,523	5,457
Net gain (loss) on equity securities	223	69	156	(169)
Net gain on sale of loans and leases	1,427	787	3,179	2,033
ATM/Interchange fees	1,402	1,424	4,201	4,227
Wealth management fees	1,443	1,197	4,055	3,570
Lease revenue and residual income	2,428	1,913	7,630	6,160
Bank owned life insurance	717	266	1,434	830
Tax refund processing fees	—	—	—	2,375
Swap fees	43	21	165	198
Other	408	595	3,390	3,661
Total noninterest income	9,686	8,125	28,733	28,342
Noninterest expense
Compensation expense	15,726	14,054	46,922	44,137
Net occupancy expense	1,293	1,368	3,959	4,096
Contracted data processing	636	651	1,740	1,730
Taxes and assessments	1,040	1,028	3,036	2,985
Professional services	1,134	1,010	3,532	3,804
Equipment expense/depreciation	2,345	2,687	7,313	8,213
ATM/Interchange expense	616	619	1,873	1,814
Marketing	716	497	1,640	1,542
Sponsorships	39	381	1,300	1,102
Communications	354	384	1,069	1,283
Insurance Expense	634	635	1,902	1,853
Software maintenance expense	1,203	1,052	3,568	2,989
Other operating expenses	2,245	2,256	6,371	6,155
Total noninterest expense	27,981	26,622	84,225	81,703
Income before taxes	9,917	12,247	25,196	39,377
Income tax expense	1,551	1,860	3,406	6,068
Net Income	$8,366	$10,387	$21,790	$33,309
Earnings per common share, basic	$0.53	$0.66	$1.39	$2.12
Earnings per common share, diluted	$0.53	$0.66	$1.39	$2.12

See notes to interim unaudited consolidated financial statements

CIVISTA BANCSHARES, INC.

Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net income	$8,366	$10,387	$21,790	$33,309
Other comprehensive income (loss):
Unrealized holding gains (losses) on available-for-sale securities	18,354	(30,058)	9,743	(27,217)
Tax effect	(3,932)	6,366	(2,124)	5,800
Reclassification of gains recognized in net income	—	—	—	—
Tax effect	—	—	—	—
Pension liability adjustment	—	—	—	—
Tax effect	—	—	—	—
Total other comprehensive income (loss)	14,422	(23,692)	7,619	(21,417)
Comprehensive income	$22,788	$(13,305)	$29,409	$11,892

See notes to interim unaudited consolidated financial statements

CIVISTA BANCSHARES, INC.

Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)

(In thousands, except share data)

	Common Shares				Accumulated Other	Total
	Outstanding Shares	Amount	Retained Earnings	Treasury Shares	Comprehensive Income (Loss)	Shareholders’ Equity
Balance, June 30, 2024	15,737,222	$311,529	$192,186	$(75,574)	$(54,333)	$373,808
Net Income	—	—	8,366	—	—	8,366
Other comprehensive income	—	—	—	—	14,422	14,422
Stock-based compensation	—	372	—	—	—	372
Common stock dividends ($0.16 per share)	—	—	(2,518)	—	—	(2,518)
Purchase of common stock	(694)	—	—	(12)	—	(12)
Balance, September 30, 2024	15,736,528	$311,901	$198,034	$(75,586)	$(39,911)	$394,438

	Common Shares				Accumulated Other	Total
	Outstanding Shares	Amount	Retained Earnings	Treasury Shares	Comprehensive Loss	Shareholders’ Equity
Balance, June 30, 2023	15,780,227	$310,784	$168,777	$(73,915)	$(55,770)	$349,876
Net Income	—	—	10,387	—	—	10,387
Other comprehensive loss	—	—	—	—	(23,692)	(23,692)
Stock-based compensation	(84,230)	191	—	—	—	191
Common stock dividends ($0.15 per share)	—	—	(2,520)	—	—	(2,520)
Purchase of common stock	—	—	—	(1,497)	—	(1,497)
Balance, September 30, 2023	15,695,997	$310,975	$176,644	$(75,412)	$(79,462)	$332,745

See notes to interim unaudited consolidated financial statements

CIVISTA BANCSHARES, INC.

Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)

(In thousands, except share data)

	Common Shares				Accumulated Other	Total
	Outstanding Shares	Amount	Retained Earnings	Treasury Shares	Comprehensive Income (Loss)	Shareholders’ Equity
Balance, December 31, 2023	15,695,424	$311,166	$183,788	$(75,422)	$(47,530)	$372,002
Net Income	—	—	21,790	—	—	21,790
Other comprehensive income	—	—	—	—	7,619	7,619
Stock-based compensation	50,060	735	—	—	—	735
Common stock dividends ($0.48 per share)	—	—	(7,544)	—	—	(7,544)
Purchase of common stock	(8,956)	—	—	(164)	—	(164)
Balance, September 30, 2024	15,736,528	$311,901	$198,034	$(75,586)	$(39,911)	$394,438

	Common Shares				Accumulated Other	Total
	Outstanding Shares	Amount	Retained Earnings	Treasury Shares	Comprehensive Loss	Shareholders’ Equity
Balance, December 31, 2022	15,728,234	$310,182	$156,492	$(73,794)	$(58,045)	$334,835
Cumulative-effect adjustment for adoption of ASC 326	—	—	$(6,069)	—	—	$(6,069)
Balance January 1, 2023	15,728,234	$310,182	$150,423	$(73,794)	$(58,045)	$328,766
Net Income	—	—	33,309	—	—	33,309
Other comprehensive loss	—	—	—	—	(21,417)	(21,417)
Stock-based compensation	57,613	793	—	—	—	793
Common stock dividends ($0.45 per share)	—	—	(7,088)	—	—	(7,088)
Purchase of common stock	(89,850)	—	—	(1,618)	—	(1,618)
Balance, September 30, 2023	15,695,997	$310,975	$176,644	$(75,412)	$(79,462)	$332,745

See notes to interim unaudited consolidated financial statements

CIVISTA BANCSHARES, INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2024	2023
Net cash provided by operating activities	$25,625	$60,593
Cash flows used for investing activities:
Maturities, paydowns and calls of securities, available-for-sale	16,264	7,907
Purchases of securities, available-for-sale	(15,965)	(13,241)
Purchase of other securities	(9,584)	(27,890)
Redemption of other securities	6,949	27,251
Purchase of bank owned life insurance	(1,315)	—
Net change in loans	(183,334)	(208,689)
Purchases of premises and equipment	(93)	(2,164)
Net cash used for investing activities	(187,078)	(216,826)
Cash flows from financing activities:
Repayment of long-term FHLB advances	(794)	(1,005)
Net change in short-term FHLB advances	(50,953)	37,800
Repayment of other borrowings	(3,540)	(15,516)
Increase in deposits	238,704	175,758
Decrease in securities sold under repurchase agreements	—	(25,143)
Purchase of treasury shares	(164)	(1,618)
Common dividends paid	(7,544)	(7,088)
Net cash provided by financing activities	175,709	163,188
Increase in cash and cash equivalents	14,256	6,955
Cash and cash equivalents at beginning of period	60,406	43,361
Cash and cash equivalents at end of period	$74,662	$50,316
Cash paid during the period for:
Interest	$61,808	$26,393
Income taxes	4,865	7,333
Supplemental cash flow information:
Change in fair value of swap asset	4,285	(3,205)
Change in fair value of swap liability	(4,285)	3,205
Securities purchased not settled	—	1,753

See notes to interim unaudited consolidated financial statements

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

(1) Consolidated Financial Statements

Nature of Operations and Principles of Consolidation: Civista Bancshares, Inc. ("CBI") is an Ohio corporation and a registered financial holding company. The Consolidated Financial Statements include the accounts of CBI and its wholly-owned direct and indirect subsidiaries: Civista Bank ("Civista"), First Citizens Insurance Agency, Inc. ("FCIA"), Water Street Properties, Inc. ("WSP"), CIVB Risk Management, Inc. ("CRMI") and First Citizens Investments, Inc. ("FCI").

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

FCIA is wholly-owned by CBI and was formed to allow the CBI and its subsidiaries to participate in commission revenue generated through CBI's third-party insurance agreement. WSP is wholly-owned by CBI and was formed to hold properties repossessed by CBI subsidiaries. CRMI is a captive insurance company that is wholly-owned by CBI and allows CBI and its subsidiaries to insure against certain risks unique to their operations. The operations of CRMI are located in Wilmington, Delaware. FCI is wholly-owned by Civista and holds and manages its securities portfolio. The operations of FCI are located in Wilmington, Delaware.

The above companies together are referred to as the “Company.” Intercompany balances and transactions are eliminated in consolidation. Management considers the Company to operate primarily in one reportable segment, banking.

The accompanying Unaudited Consolidated Financial Statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company’s financial position as of September 30, 2024 and its results of operations and changes in cash flows for the periods ended September 30, 2024 and 2023 have been made. The results of operations for the three- and nine-month periods ended September 30, 2024 are not necessarily indicative of the operating results for the full year. Reference is made to the accounting policies of the Company described in the notes to the audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023. The Company has consistently followed these policies in preparing this Quarterly Report on Form 10-Q.

(2) Significant Accounting Policies

Allowance for Credit Losses: On January 1, 2023, the Company adopted Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments – Credit Losses (Topic 326) – Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). ASU 2016-13 introduces a new credit loss methodology, Current Expected Credit Losses ("CECL"), which requires earlier recognition of credit losses, while also providing additional transparency about credit risk. ASU 2016-13 amends guidance on reporting credit losses for financial assets held at amortized cost basis and available for sale debt securities. ASU 2016-13 eliminates the probable initial recognition threshold previously required under U.S. generally accepted accounting principles ("GAAP") and instead, requires an entity to reflect its current estimate of all expected credit losses based on historical experience, current conditions and reasonable and supportable forecasts. The allowance for credit losses ("ACL") is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected. ASU 2016-13 also expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the reserve for credit losses. In addition, entities need to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The Company adopted Accounting Standards Codification ("ASC") 326 using the modified retrospective method for all financial assets measured at amortized cost and off-balance sheet credit exposures. Results for the periods beginning after January 1, 2023 are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable GAAP. The Company adopted ASC 326 using the prospective transition approach for purchased credit deteriorated ("PCD") financial assets that were previously classified as purchased credit impaired ("PCI") and accounted for under ASC 310-30. In accordance with ASC 326, management did not reassess whether PCI assets met the criteria of PCD assets as of the date of adoption. On January 1, 2023, the amortized cost basis of the PCD assets was adjusted to reflect the addition of $1.7 million to the allowance for credit losses. The remaining noncredit discount (based on the adjusted amortized cost basis) will be accreted into interest income at the effective interest rate as of January 1, 2023. The adoption of CECL resulted in an increase to our total allowance for credit losses on loans held for investment of $4.3 million, an increase in our allowance for credit losses on unfunded loan commitments of $3.4 million, a reclassification of PCI discount from loans to the allowance for credit losses of $1.7 million, and an increase in deferred tax asset of $1.6 million. The Company also recorded a net reduction of retained earnings of $6.1 million upon adoption.

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

The allowance for credit losses for Pooled Loans is estimated based upon periodic review of the collectability of the loans quantitatively correlating historical loan experience with reasonable and supportable forecasts using forward looking information. The Company utilizes a discounted cash flow ("DCF") method to estimate the quantitative portion of the allowance for credit losses for loans evaluated on a collective pooled basis. For each segment, a loss driver analysis ("LDA") is performed in order to identify appropriate loss drivers and create a regression model for use in forecasting cash flows. The LDA utilizes the Company’s own Federal Financial Institutions Examination Council’s (“FFIEC”) Call Report data for all segments except indirect auto and all new and unknown values. Peer data is incorporated into the analysis for all segments except indirect auto and all new and unknown values. The Company uses regression analysis to determine suitable loss drivers to utilize when modeling lifetime probability of default and loss given default for the changes in the economic factors for the loss driver segments. The identified loss drivers for all segments as of September 30, 2024 were national unemployment rate and national gross domestic product growth. Peer data is utilized in our model as more statistically supportable data. The Company uses actual loss data for the lease portfolio due to a lack of appropriate peer leasing data to forecast loss drivers.

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

Revisions: Interest income and interest expense increased $815 in the Consolidated Statement of Operations as of and for the three-months ended September 30, 2023 and $3,475 as of and for the nine-months ended September 30, 2023 for certain loan participations sold that were deemed to not qualify for sales accounting under ASC 860. This revision did not have a significant impact on the consolidated financial statement line items impacted and had no effect on net income.

Use of Estimates: To prepare financial statements in conformity with GAAP, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in financial statements and the disclosures provided, and future results could differ. The allowance for credit losses, valuation of goodwill, fair values of financial instruments, and swap assets/liabilities are particularly subject to change.

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

On January 1, 2023, the Company adopted ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. To simplify the subsequent measurement of goodwill, the FASB eliminated Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, under the amendments in this Update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. A public business entity that is a Securities and Exchange Commission ("SEC") filer, such as the Company, was to adopt the amendments in this Update for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. In November 2019, however, the FASB issued ASU 2019-10, Financial Instruments ‒ Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842), which deferred the effective date for ASC 350, Intangibles – Goodwill and Other, for SEC filers that were eligible to be smaller reporting companies as of November 15, 2019, such as the Company, to fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. The adoption of the ASU provisions did not have a material impact on the Company's Consolidated Financial Statements.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

On January 1, 2023, the Company adopted ASU 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures ("ASU 2022-02"). ASU 2022-02 eliminates the recognition and measurement guidance for troubled debt restructurings and requires enhanced disclosures about loan modifications for borrowers experiencing financial difficulty. This ASU also requires enhanced disclosure for loans that have been charged off. The adoption of ASU 2022-02 did not have a material impact on the Company’s Consolidated Financial Statements.

Effect of Newly Issued but Not Yet Effective Accounting Standards:

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The Update is designed to provide relief from the accounting analysis and impacts that may otherwise be required for modifications to agreements necessitated by reference rate reform. The Update also provides optional expedients to enable companies to continue to apply hedge accounting to certain hedging relationships impacted by reference rate reform. The amendments in this Update are effective for all entities as of March 12, 2020 through December 31, 2022; however, a deferral of the implementation of reference rate reform was issued in December of 2022, which extends the implementation to December 31, 2024. The Company has implemented a replacement for the reference rate using the Secured Overnight Financing Rate ("SOFR") or the Prime Rate and has determined that the changes to the reference rate are not expected to have a material impact on our financial condition, results of operations or cash flows.

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this ASU require that public business entities on an annual basis (a) disclose specific categories in the rate reconciliation and (b) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income or loss by the applicable statutory income tax rate). The amendments in this ASU also require that all entities disclose on an annual basis the amount of income taxes paid (net of refunds received) disaggregated by federal (national), state, and foreign taxes, and the amount of income taxes paid (net of refunds received) disaggregated by individual jurisdictions in which income taxes paid (net of refunds received) is equal to or greater than 5 percent of total income taxes paid (net of refunds received). The amendments require that all entities disclose income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign and income tax expense (or benefit) from continuing operations disaggregated by federal (national), state, and foreign. ASU 2023-09 is effective for public business entities for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The amendments should be applied on a prospective basis. Retrospective application is permitted. The Company does not intend to adopt early. The Company does not anticipate a material impact to the Company's Consolidated Financial Statements.

In March 2024, the FASB issued ASU 2024-01, Compensation - Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards. The amendments clarify how an entity determines whether a profits interest or similar award is (i) within scope of Compensation - Stock Compensation (Topic 718) or (ii) not a share-based payment arrangements and therefore within the scope of other guidance. The amendments are effective for fiscal years beginning after December 15, 2024. The Company does not anticipate these amendments to have a material impact to the Company's Consolidated Financial Statements.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

(3) Securities

The amortized cost and fair market value of available-for-sale securities and the related gross unrealized gains and losses recognized were as follows:

September 30, 2024	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities and obligations of U.S. government agencies	$71,255	$457	$(2,514)	$69,198
Obligations of states and political subdivisions	356,332	2,162	(20,689)	337,805
Mortgage-backed securities in government sponsored entities	244,078	297	(24,590)	219,785
Total debt securities (1)	$671,665	$2,916	$(47,793)	$626,788

December 31, 2023	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities and obligations of U.S. government agencies	$71,418	$315	$(4,075)	$67,658
Obligations of states and political subdivisions	359,452	2,725	(23,578)	338,599
Mortgage-backed securities in government sponsored entities	242,022	19	(30,026)	212,015
Total debt securities (1)	$672,892	$3,059	$(57,679)	$618,272

(1) Excludes accrued interest securities receivable of $3,726 and $4,392 at September 30, 2024 and December 31, 2023, respectively, that is recorded in other assets on the consolidated balance sheets.

The amortized cost and fair value of debt securities at September 30, 2024, by contractual maturity, is shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

Available for sale	Amortized Cost	Fair Value
Due in one year or less	$5,975	$5,972
Due after one year through five years	89,919	85,907
Due after five years through ten years	43,180	42,988
Due after ten years	288,513	272,136
Mortgage-backed securities	244,078	219,785
Total securities available-for-sale	$671,665	$626,788

There were no proceeds from sales of debt securities available-for-sale, gross realized gains or gross realized losses as of September 30, 2024 or September 30, 2023.

Securities are pledged by the Company from time to time to secure public deposits, other deposits and liabilities as required by law. The carrying value of pledged securities was approximately $210,563 and $211,616 as of September 30, 2024 and December 31, 2023, respectively.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following tables show gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2024 and December 31, 2023:

September 30, 2024	12 Months or less		More than 12 months		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury securities and obligations of U.S. government agencies	$—	$—	$55,627	$(2,514)	$55,627	$(2,514)
Obligations of states and political subdivisions	21,290	(67)	175,189	(20,622)	196,479	(20,689)
Mortgage-backed securities in gov’t sponsored entities	—	—	197,991	(24,590)	197,991	(24,590)
Total	$21,290	$(67)	$428,807	$(47,726)	$450,097	$(47,793)

December 31, 2023	12 Months or less		More than 12 months		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury securities and obligations of U.S. government agencies	$224	$(1)	$56,760	$(4,074)	$56,984	$(4,075)
Obligations of states and political subdivisions	19,168	(78)	162,291	(23,500)	181,459	(23,578)
Mortgage-backed securities in gov’t sponsored entities	20,112	(522)	189,319	(29,504)	209,431	(30,026)
Total	$39,504	$(601)	$408,370	$(57,078)	$447,874	$(57,679)

At September 30, 2024, there were a total of 387 securities in the portfolio with unrealized losses mainly due to higher current market rates when compared to the time of purchase. At December 31, 2023, the Company owned 394 securities that were in an unrealized loss position. The unrealized losses on securities have not been recognized into income because the issuers’ securities are of high credit quality, management has the intent and ability to hold these securities for the foreseeable future, and the decline in fair value is largely due to currently higher market rates when compared to the time of purchase. The fair value is expected to recover as the securities approach their maturity date or reset date. The Company does not intend to sell until recovery and does not believe selling will be required before recovery.

Each quarter, we perform an analysis to determine if any of the unrealized losses on securities available-for-sale are comprised of credit losses as compared to unrealized losses due to market interest rate adjustments. Our assessment includes a review of the unrealized loss for each security issuance held; the financial condition and near-term prospects of the issuer, including external credit ratings and recent downgrades; and our ability and intent to hold the security for a period of time sufficient for a recovery in value. We also consider the extent to which the securities are issued by the federal government or its agencies, and any guarantee of issued amounts by those agencies. The portfolio continues to consist of a mix of fixed and floating-rate, high quality securities, largely rated AA (or better), displaying an overall effective duration of approximately 3.0 years. No credit losses were determined to be present as of September 30, 2024, as there was no credit quality deterioration noted. Therefore, no provision for credit losses on securities was recognized for the third quarter of 2024.

The following table presents the net gains and losses on equity investments recognized in earnings for the three and nine months ended September 30, 2024 and 2023 and the portion of unrealized gains and losses for the period that relates to equity investments held at September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net gains (losses) recognized on equity securities during the period	$223	$69	$156	$(169)
Less: Net gains (losses) realized on the sale of equity securities during the period	—	—	—	—
Unrealized gains (losses) recognized on equity securities held at reporting date	$223	$69	$156	$(169)

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

Equity securities consisting of investments in other financial institutions totaled $2.3 million and $2.2 million as of September 30, 2024 and December 31, 2023, respectively.

Federal Home Loan Bank of Chicago (“FHLBC”), Federal Reserve Bank of Cleveland (“FRBC”), United Bankers' Bancorp, Farmer Mac and Norwalk Community Development Corp stock are considered Other securities. FHLBC stock was recorded at $20.8 million at September 30, 2024 and $18.2 million at December 31, 2023. FRBC stock was recorded at $11.5 million at September 30, 2024 and December 31, 2023. United Bankers' Bancorp stock was recorded at $225 at September 30, 2024 and December 31, 2023. Farmer Mac stock was recorded at $42 at September 30, 2024 and December 31, 2023. Norwalk Community Development Corp stock was recorded at $2 at September 30, 2024 and December 31, 2023. Other securities are carried at cost, classified as restricted securities, and periodically evaluated for impairment based on ultimate recovery of par value.

(4) Loans

Loan balances were as follows:

	September 30, 2024	December 31, 2023
Commercial & Agriculture	$304,639	$304,793
Commercial Real Estate- Owner Occupied	375,751	377,321
Commercial Real Estate- Non-Owner Occupied	1,205,453	1,161,894
Residential Real Estate	751,825	659,841
Real Estate Construction	318,063	260,409
Farm Real Estate	24,122	24,771
Lease Financing Receivables	49,453	54,642
Consumer and Other	14,640	18,057
Total loans	3,043,946	2,861,728
Allowance for credit losses	(41,268)	(37,160)
Net loans	$3,002,678	$2,824,568

Included in Commercial & Agriculture loans above are $214 and $326 of Paycheck Protection Program (“PPP”) loans as of September 30, 2024 and December 31, 2023, respectively.

Included in total loans above are net deferred loan fees of $2,704 and $2,743 at September 30, 2024 and December 31, 2023, respectively.

The Company elected to exclude accrued interest receivable from the amortized cost basis of loans disclosed in this Note 4 and Note 5 (Allowance for Credit Losses). As of September 30, 2024 and December 31, 2023, accrued interest loan receivable totaled $9,688 and $8,414, respectively, and is included in the Accrued interest receivable line item on the Company's Consolidated Balance Sheet.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

(5) Allowance for Credit Losses

The following table presents, by portfolio segment, the changes in the ACL for the three and nine months ended September 30, 2024 and 2023.

Allowance for credit losses:

For the three months ended September 30, 2024	Beginning balance	Charge-offs	Recoveries	Provision	Ending Balance
Commercial & Agriculture	$5,348	$—	$15	$(284)	$5,079
Commercial Real Estate:
Owner Occupied	4,328	—	—	37	4,365
Non-Owner Occupied	14,421	—	—	126	14,547
Residential Real Estate	9,416	(1)	19	1,288	10,722
Real Estate Construction	3,647	—	—	69	3,716
Farm Real Estate	261	—	—	(40)	221
Lease Financing Receivables	2,210	(15)	—	166	2,361
Consumer and Other	268	(26)	11	2	255
Unallocated	20	—	—	(18)	2
Total	$39,919	$(42)	$45	$1,346	$41,268

For the three months ended September 30, 2024, the Company provided $1,346 to the allowance for credit losses, as compared to a provision of $630 for the three months ended September 30, 2023. The Company experienced an increase in the allowance for credit losses as our CECL model required higher provisions, primarily attributable to quantitative factors representing an increase in the forecasted unemployment rate as well as loan growth during the period.

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

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

Allowance for credit losses:

For the nine months ended September 30, 2024	Beginning balance	Charge-offs	Recoveries	Provision	Ending Balance
Commercial & Agriculture	$7,587	$(1,079)	$263	$(1,692)	$5,079
Commercial Real Estate:
Owner Occupied	4,723	—	—	(358)	4,365
Non-Owner Occupied	12,056	(174)	12	2,653	14,547
Residential Real Estate	8,489	(67)	178	2,122	10,722
Real Estate Construction	3,388	—	12	316	3,716
Farm Real Estate	260	—	—	(39)	221
Lease Financing Receivables	297	(186)	1	2,249	2,361
Consumer and Other	341	(74)	34	(46)	255
Unallocated	19	—	—	(17)	2
Total	$37,160	$(1,580)	$500	$5,188	$41,268

For the nine months ended September 30, 2024, the Company provided $5,188 to the allowance for credit losses, as compared to a provision of $2,111 for the nine months ended September 30, 2023. The increase in the provision was principally related to loan growth during the period.

For the nine months ended September 30, 2023	Beginning balance	CECL Adoption Day 1 Impact	Impact of Adopting ASC 326 - PCD Loans 1	Charge-offs	Recoveries	Provision	Ending Balance
Commercial & Agriculture	$3,011	$429	$—	$(754)	$131	$2,339	$5,156
Commercial Real Estate:
Owner Occupied	4,565	1,075	19	—	0	(178)	5,481
Non-Owner Occupied	14,138	(2,847)	—	—	25	239	11,555
Residential Real Estate	3,145	2,762	166	(12)	118	652	6,831
Real Estate Construction	2,293	1,502	0	—	13	(69)	3,739
Farm Real Estate	291	(28)	0	—	—	(36)	227
Lease Financing Receivables	429	1,743	635	—	—	(975)	1,832
Consumer and Other	98	201	77	(89)	33	(72)	248
Unallocated	541	(541)	—	—	—	211	211
Total	$28,511	$4,296	$897	$(855)	$320	$2,111	$35,280

The following tables present credit exposures by internally assigned risk grades as of September 30, 2024 and December 31, 2023. The risk rating analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements as scheduled or at all. The Company’s internal credit risk grading system is based on experiences with similarly graded loans.

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

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

Based on the most recent analysis performed, the risk category of loans, by type and year of originations, at September 30, 2024, was as follows:

	Term Loans Amortized Cost Basis by Origination Year
								Revolving
								Loans
							Revolving	Converted
September 30, 2024	2024	2023	2022	2021	2020	Prior	Loans	to Term	Total
Commercial & Agriculture
Pass	$55,290	$55,531	$39,824	$35,954	$8,736	$15,305	$84,456	$—	$295,096
Special Mention	274	679	560	36	1,296	—	2,775	—	5,620
Substandard	—	283	84	71	24	332	578	—	1,372
Doubtful	980	—	—	—	60	—	1,511	—	2,551
Total Commercial & Agriculture	$56,544	$56,493	$40,468	$36,061	$10,116	$15,637	$89,320	$—	$304,639
Commercial & Agriculture:
Current-period gross charge-offs	$555	$274	$177	$40	$—	$33	$—	$—	$1,079

Commercial Real Estate - Owner Occupied
Pass	$19,566	$41,967	$75,716	$63,573	$53,884	$102,915	$7,729	$—	$365,350
Special Mention	—	2,158	3,122	722	388	369	192	—	6,951
Substandard	—	—	—	—	—	3,216	234	—	3,450
Doubtful	—	—	—	—	—	—	—	—	—
Total Commercial Real Estate - Owner Occupied	$19,566	$44,125	$78,838	$64,295	$54,272	$106,500	$8,155	$—	$375,751
Commercial Real Estate - Owner Occupied:
Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial Real Estate - Non-Owner Occupied
Pass	$39,452	$209,690	$290,972	$167,461	$126,972	$297,066	$28,842	$—	$1,160,455
Special Mention	—	576	7,222	6,000	—	10,548	43	—	24,389
Substandard	—	—	—	8,000	—	12,609	—	—	20,609
Doubtful	—	—	—	—	—	—	—	—	—
Total Commercial Real Estate - Non-Owner Occupied	$39,452	$210,266	$298,194	$181,461	$126,972	$320,223	$28,885	$—	$1,205,453
Commercial Real Estate - Non-Owner Occupied:
Current-period gross charge-offs	$—	$—	$—	$—	$—	$174	$—	$—	$174

Residential Real Estate
Pass	$82,841	$119,802	$121,126	$91,845	$66,000	$96,691	$164,888	$—	$743,193
Special Mention	—	286	—	211	93	407	75	—	1,072
Substandard	—	319	867	871	573	2,753	1,025	—	6,408
Doubtful	1,152	—	—	—	—	—	—	—	1,152
Total Residential Real Estate	$83,993	$120,407	$121,993	$92,927	$66,666	$99,851	$165,988	$—	$751,825
Residential Real Estate:
Current-period gross charge-offs	$2	$—	$—	$3	$—	$62	$—	$—	$67

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

								Revolving
								Loans
							Revolving	Converted
September 30, 2024	2024	2023	2022	2021	2020	Prior	Loans	to Term	Total
Real Estate Construction
Pass	$74,486	$142,893	$69,044	$10,400	$7,533	$4,301	$9,251	$—	$317,908
Special Mention	—	—	—	155	—	—	—	—	155
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total Real Estate Construction	$74,486	$142,893	$69,044	$10,555	$7,533	$4,301	$9,251	$—	$318,063
Real Estate Construction:
Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Farm Real Estate
Pass	$572	$2,310	$501	$2,144	$4,246	$11,942	$1,676	$—	$23,391
Special Mention	—	—	409	—	—	172	150	—	731
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total Farm Real Estate	$572	$2,310	$910	$2,144	$4,246	$12,114	$1,826	$—	$24,122
Farm Real Estate:
Current-period charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Lease Financing Receivables
Pass	$14,981	$19,244	$8,283	$2,297	$700	$3,644	$—	$—	49,149
Special Mention	—	—	59	—	—	—	—	—	59
Substandard	—	245	—	—	—	—	—	—	245
Doubtful	—	—	-	—	—	—	—	—	—
Total Lease Financing Receivables	$14,981	$19,489	$8,342	$2,297	$700	$3,644	$—	$—	$49,453
Lease Financing Receivables:
Current-period charge-offs	$—	$—	$111	$12	$63	$—	$—	$—	$186

Consumer and Other
Pass	$2,920	$4,068	$2,678	$2,389	$859	$267	$1,432	$—	$14,613
Special Mention	—	—	—	—	—	—	3	—	3
Substandard	—	7	3	13	1	—	—	—	24
Doubtful	—	—	—	—	—	—	—	—	—
Total Consumer and Other	$2,920	$4,075	$2,681	$2,402	$860	$267	$1,435	$—	$14,640
Consumer and Other:
Current-period charge-offs	$25	$4	$18	$5	$4	$18	$—	$—	$74
Total Loans	$292,514	$600,058	$620,470	$392,142	$271,365	$562,537	$304,860	$—	$3,043,946
Total Loans:
Current-period charge-offs	$582	$278	$306	$60	$67	$287	$—	$—	$1,580

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The risk category of loans, by type and year of originations, at December 31, 2023, was as follows:

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

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following tables include an aging analysis of the recorded investment of past due loans outstanding as of September 30, 2024 and December 31, 2023.

September 30, 2024	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans	Past Due 90 Days and Accruing
Commercial & Agriculture	$1,547	$150	$1,340	$3,037	$301,602	$304,639	$—
Commercial Real Estate:
Owner Occupied	—	—	—	—	375,751	375,751	—
Non-Owner Occupied	190	—	3,012	3,202	1,202,251	1,205,453	—
Residential Real Estate	901	1,081	1,583	3,565	748,260	751,825	—
Real Estate Construction	—	—	—	—	318,063	318,063	—
Farm Real Estate	—	—	—	—	24,122	24,122	—
Lease Financing Receivables	1,502	282	1,565	3,349	46,104	49,453	—
Consumer and Other	36	19	7	62	14,578	14,640	—
Total	$4,176	$1,532	$7,507	$13,215	$3,030,731	$3,043,946	$—

December 31, 2023	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans	Past Due 90 Days and Accruing
Commercial & Agriculture	$1,228	$471	$1,999	$3,698	$301,095	$304,793	$73
Commercial Real Estate:
Owner Occupied	4	—	123	127	377,194	377,321	—
Non-Owner Occupied	—	—	—	—	1,161,894	1,161,894	—
Residential Real Estate	4,581	1,180	1,642	7,403	652,438	659,841	—
Real Estate Construction	—	—	—	—	260,409	260,409	—
Farm Real Estate	—	—	—	—	24,771	24,771	—
Lease Financing Receivables	950	410	373	1,733	52,909	54,642	—
Consumer and Other	172	23	2	197	17,860	18,057	—
Total	$6,935	$2,084	$4,139	$13,158	$2,848,570	$2,861,728	$73

The following table presents loans on nonaccrual status as of September 30, 2024.

September 30, 2024	Nonaccrual loans with a related ACL	Nonaccrual loans without a related ACL	Total Nonaccrual loans
Commercial & Agriculture	$1,903	$2,296	$4,199
Commercial Real Estate:
Owner Occupied	129	—	129
Non-Owner Occupied	3,012	—	3,012
Residential Real Estate	4,942	2,046	6,988
Real Estate Construction	—	—	—
Farm Real Estate	—	—	—
Lease Financing Receivables	1,495	104	1,599
Consumer and Other	27	—	27
Total	$11,508	$4,446	$15,954

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

Modifications to Borrowers Experiencing Financial Difficulty: From time to time, the Company may modify certain loans to borrowers who are experiencing financial difficulty. In some cases, these modifications result in new loans. Loan modifications to borrowers experiencing financial difficulty may be in the form of principal forgiveness, interest rate reduction, term extension, other-than-significant payment delay or a combination thereof, among other things. During the three and nine months ended September 30, 2024 and September 30, 2023, there were no modifications of loans to borrowers experiencing financial difficulty.

Individually Evaluated Loans: Larger (greater than $350) Commercial & Agricultural and Commercial Real Estate loan relationships, and Residential Real Estate and Consumer loans that are part of a larger relationship, are tested for impairment on a quarterly basis. These loans are analyzed to determine if it is probable that all amounts will not be collected according to the contractual terms of the loan agreement. If management determines that the value of the impaired loan is less than the recorded investment in the loan (net of previous charge-offs, deferred loan fees or costs and unamortized premium or discount), impairment is recognized through an allowance estimate or a charge-off to the allowance. The Company’s policy for recognizing interest income on impaired loans does not differ from its overall policy for interest recognition.

The following table presents the amortized cost basis of collateral dependent loans, which are individually evaluated to determine expected credit losses, and the related allowance for credit losses allocated to these loans as of September 30, 2024 and December 31, 2023.

September 30, 2024	Real Estate	Other	Allowance for Credit Losses
Commercial & Agriculture	$—	$4,530	$1,756
Commercial Real Estate:
Owner Occupied	8,000	—	—
Non-Owner Occupied	3,013	—	1,059
Residential Real Estate	2,045	—	—
Real Estate Construction	—	—	—
Farm Real Estate	—	—	—
Lease Financing Receivables	—	665	165
Consumer and Other	—	—	—
Total	$13,058	$5,195	$2,980

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

Foreclosed Assets Held For Sale

Foreclosed assets acquired in settlement of loans are carried at fair value less estimated costs to sell and are included in Other assets on the Consolidated Balance Sheet. As of September 30, 2024 and December 31, 2023, there were no foreclosed assets included in Other assets.

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

The following table lists the allowance for credit losses on off-balance sheet credit exposures as of September 30, 2024 and September 30, 2023:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Beginning of Period	$3,706	3,851	$3,901	—
CECL adoption adjustments	—	—	—	3,386
Provision for (recovery of)	(325)	130	(520)	595
End of Period	$3,381	$3,981	$3,381	3,981

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

(6) Accumulated Other Comprehensive Income (Loss)

The following tables present the changes in each component of accumulated other comprehensive income (loss), net of tax for the three- and nine-month periods ended September 30, 2024 and September 30, 2023.

	For the Three-Month Period Ended			For the Three-Month Period Ended
	September 30, 2024(a)			September 30, 2023(a)
	Unrealized Gains and (Losses) on Available-for- Sale Securities (a)	Defined Benefit Pension Items (a)	Total (a)	Unrealized Gains and (Losses) on Available-for- Sale Securities (a)	Defined Benefit Pension Items (a)	Total (a)
Beginning balance	$(49,827)	$(4,506)	$(54,333)	$(50,496)	$(5,274)	$(55,770)
Other comprehensive income (loss) before reclassifications	14,422	—	14,422	(23,692)	—	(23,692)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—	—	—	—
Net current-period other comprehensive income (loss)	14,422	—	14,422	(23,692)	—	(23,692)
Ending balance	$(35,405)	$(4,506)	$(39,911)	$(74,188)	$(5,274)	$(79,462)

	For the Nine-Month Period Ended			For the Nine-Month Period Ended
	September 30, 2024(a)			September 30, 2023(a)
	Unrealized Gains and (Losses) on Available-for- Sale Securities (a)	Defined Benefit Pension Items (a)	Total (a)	Unrealized Gains and (Losses) on Available-for- Sale Securities (a)	Defined Benefit Pension Items (a)	Total (a)
Beginning balance	$(43,024)	$(4,506)	$(47,530)	$(52,771)	$(5,274)	$(58,045)
Other comprehensive income (loss) before reclassifications	7,619	—	7,619	(21,417)	—	(21,417)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—	—	—	—
Net current-period other comprehensive income (loss)	7,619	—	7,619	(21,417)	—	(21,417)
Ending balance	$(35,405)	$(4,506)	$(39,911)	$(74,188)	$(5,274)	$(79,462)

(a)
Amounts in parentheses indicate debits on the Consolidated Balance Sheets.

There were no amounts reclassified out of each component of accumulated other comprehensive income (loss) for the three- and nine-month periods ended September 30, 2024 and September 30, 2023.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

(7) Goodwill and Intangible Assets

The carrying amount of goodwill was $125,520 at September 30, 2024 and December 31, 2023.

Acquired intangible assets, other than goodwill, as of September 30, 2024 and December 31, 2023 were as follows:

	September 30, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Core deposit intangibles	$12,668	$7,298	$5,370	12,668	6,178	$6,490
Total amortized intangible assets	$12,668	$7,298	$5,370	$12,668	$6,178	$6,490

Aggregate core deposit intangible amortization expense was $363 and $398, for the three months ended September 30, 2024 and 2023, respectively. Aggregate core deposit intangible amortization expense was $1,121 and $1,195 for the nine months ended September 30, 2024 and 2023, respectively.

Activity for mortgage servicing rights ("MSRs") for the three and nine months ended September 30, 2024 and September 30, 2023 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Mortgage Servicing Rights:
Balance at Beginning of Period	$2,974	$3,056	$3,018	$2,689
Additions	90	76	199	600
Additions from acquisition	—	—	—	—
Disposals	—	—	—	—
Amortized to expense	(125)	(86)	(278)	(243)
Other charges	—	—	—	—
Change in valuation allowance	—	—	—	—
Balance at End of Period	$2,939	$3,046	$2,939	$3,046

There was no valuation allowance for the three and nine months ended September 30, 2024 and September 30, 2023.

Estimated amortization expense for each of the next five years and thereafter is as follows:

	MSRs	Core deposit intangibles	Total
2024 (1)	$125	$358	$483
2025	166	1,312	1,478
2026	163	1,193	1,356
2027	157	1,071	1,228
2028	153	782	935
Thereafter	2,175	654	2,829
	$2,939	$5,370	$8,309

(1) 2024 includes 3 months of amortization expense consisting for October, November, and December 2024.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

(8) Short-Term and Other Borrowings

Short-term and other borrowings, which consist of federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings, are summarized as follows:

	September 30, 2024	December 31, 2023
	Short-term Borrowings	Short-term Borrowings
FHLB Advances:
Single maturity fixed rate advances	$47	$41
Interest rate on balance	1.18%	1.25%
Overnight advances	$287,000	$338,000
Interest rate on balance	4.88%	5.41%
Total Short-term FHLB Advances	$287,047	$338,041

The following table summarizes the Company's subordinated debentures at September 30, 2024 and December 31, 2023.

	September 30, 2024	December 31, 2023
	Subordinated Debentures	Subordinated Debentures
Subordinated Debentures:
First Citizens Statutory Trust II	$7,732	$7,732
First Citizens Statutory Trust III	12,887	12,887
First Citizens Statutory Trust IV	5,082	5,082
Futura TPF Trust I	2,578	2,578
Futura TPF Trust II	2,070	2,070
Long-Term Subordinated Debentures	73,718	73,594
Total Subordinated Debentures	$104,067	$103,943

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	Short-term Borrowings	Short-term Borrowings	Short-term Borrowings	Short-term Borrowings
Maximum indebtedness	$497,500	$431,500	$501,500	$540,000
Average balance	388,022	233,547	385,801	282,214
Average rate paid	5.35%	5.51%	5.42%	5.03%

Average balance during the period represents daily averages. Average rate paid represents interest expense divided by the related average balances.

(9) Earnings per Common Share

The Company has granted restricted stock awards with non-forfeitable rights (with respect to dividends), which are considered participating securities. Accordingly, earnings per common share is computed using the two-class method as required by ASC 260-10-45. Basic earnings per common share are computed as net income available to common shareholders divided by the weighted average number of common shares outstanding during the period, which excludes the participating securities. Diluted earnings per common share include the dilutive effect, if any, of additional potential common shares issuable under the Company’s equity incentive plan, computed using the treasury stock method. The Company had no dilutive securities for the three and nine months ended September 30, 2024 and September 30, 2023.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Basic
Net income	$8,366	$10,387	$21,790	$33,309
Less allocation of earnings and dividends to participating securities	177	388	455	1,220
Net income available to common shareholders—basic	$8,189	$9,999	$21,335	$32,089
Weighted average common shares outstanding	15,736,966	15,735,007	15,720,714	15,747,648
Less average participating securities	332,531	588,715	328,447	576,902
Weighted average number of shares outstanding used in the calculation of basic earnings per common share	15,404,435	15,146,292	15,392,267	15,170,746
Earnings per common share:
Basic	$0.53	$0.66	$1.39	$2.12
Diluted	0.53	0.66	1.39	2.12

(10) Commitments, Contingencies and Off-Balance Sheet Risk

Some financial instruments, such as loan commitments, credit lines, letters of credit and overdraft protection, are issued to meet customers’ financing needs. These are agreements to provide credit or to support the credit of others, as long as the conditions established in the contract are met, and usually have expiration dates. Commitments may expire without being used. Off-balance-sheet risk of credit loss exists up to the face amount of these instruments, although material losses are not anticipated. The same credit policies are used to make such commitments as are used for loans, including obtaining collateral at exercise of commitment. The contractual amounts of financial instruments with off-balance-sheet risk were as follows at September 30, 2024 and December 31, 2023:

	Contract Amount
	September 30, 2024		December 31, 2023
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitment to extend credit:
Lines of credit and construction loans	$36,191	$687,926	$58,318	$668,893
Overdraft protection	10	58,243	10	59,489
Letters of credit	802	223	821	273
Total	$37,003	$746,392	$59,149	$728,655

Commitments to make loans are generally made for a period of one year or less. Fixed rate loan commitments included in the table above had interest rates ranging from 3.10% to 8.75% at September 30, 2024 and from 3.50% to 8.50% at December 31, 2023. Maturities extend up to 30 years.

Civista is required to maintain certain reserve balances on hand in accordance with the Federal Reserve Board requirements. No reserve balance was maintained, or required to be maintained, in accordance with such requirements at September 30, 2024 and December 31, 2023.

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

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

Net periodic pension cost was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Service cost	$—	$—	$—	$—
Interest cost	95	125	286	376
Expected return on plan assets	(138)	(132)	(413)	(397)
Other components	—	—	—	—
Net periodic pension cost	$(43)	$(7)	$(127)	$(21)

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

No options were granted under the 2014 Incentive Plan or the 2024 Incentive Plan during the three and nine months ended September 30, 2024 and September 30, 2023.

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

The following is a summary of the Company’s outstanding restricted common shares and changes therein for the three and nine months ended September 30, 2024:

	Three Months Ended		Nine Months Ended
	September 30, 2024		September 30, 2024
	Number of Restricted Shares	Weighted Average Grant Date Fair Value	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Nonvested at beginning of period	91,419	$19.21	85,670	$21.88
Granted	—	—	51,578	15.03
Vested	(15,756)	19.60	(60,067)	19.81
Forfeited	—	—	(1,518)	21.41
Nonvested at end of period	75,663	$19.13	75,663	$19.13

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following is a summary of the status of the Company’s outstanding restricted common shares as of September 30, 2024:

At September 30, 2024
Date of Award	Shares	Remaining Expense	Remaining Vesting Period (Years)
March 14, 2020	1,933	9	0.25
March 3, 2021	4,693	51	1.25
March 3, 2022	6,586	112	2.25
March 3, 2022	3,481	21	0.25
March 14, 2023	12,702	206	3.25
March 14, 2023	11,757	161	1.25
March 12, 2024	25,223	311	4.25
March 12, 2024	9,288	111	2.25
	75,663	$982	2.72

The Company recorded $372 and $191 of share-based compensation expense during the three months ended September 30, 2024 and 2023, respectively. The Company recorded $735 and $793 of share-based compensation expense during the nine months ended September 30, 2024 and 2023, respectively. At September 30, 2024, the total compensation cost related to unvested awards not yet recognized was $982, which was expected to be recognized over the weighted average remaining life of the grants of 2.72 years.

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

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

Assets and liabilities measured at fair value are summarized in the tables below.

	Fair Value Measurements at September 30, 2024 Using:
	(Level 1)	(Level 2)	(Level 3)
Assets measured at fair value on a recurring basis:
Securities available-for-sale
U.S. Treasury securities and obligations of U.S. Government agencies	$—	$69,198	$—
Obligations of states and political subdivisions		337,805
Mortgage-backed securities in government sponsored entities	—	219,785	—
Total securities available-for-sale	—	$626,788	—
Equity securities	—	2,325	—
Swap asset	—	8,196	—
Liabilities measured at fair value on a recurring basis:
Swap liability	$—	$8,196	$—

	Fair Value Measurements at December 31, 2023 Using:
	(Level 1)	(Level 2)	(Level 3)
Assets measured at fair value on a recurring basis:
Securities available-for-sale
U.S. Treasury securities and obligations of U.S. Government agencies	$—	$67,658	$—
Obligations of states and political subdivisions	—	338,599	—
Mortgage-backed securities in government sponsored entities	—	212,015	—
Total securities available-for-sale	—	618,272	—
Equity securities	—	2,169	—
Swap asset	—	12,481	—
Liabilities measured at fair value on a recurring basis:
Swap liability	$—	$12,481	$—

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The carrying amount and fair values of financial instruments not measured at fair value on a recurring or nonrecurring basis at September 30, 2024 were as follows:

September 30, 2024	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from financial institutions	$74,662	$74,662	$74,662	$—	$—
Investments in time deposits	1,450	1,455	—	1,455	—
Other securities	32,633	32,633	32,633	—	—
Loans, held for sale	8,299	8,299	8,299	—	—
Loans, net of allowance	3,002,678	2,897,584	—	—	2,897,584
Accrued interest receivable	13,614	13,614	13,614	—	—
Mortgage Servicing Rights	2,939	2,939			2,939
Financial Liabilities:
Nonmaturing deposits	2,218,420	2,218,420	2,218,420	—	—
Time deposits	1,005,312	1,006,317	—	—	1,006,317
Short-term FHLB advances	287,047	287,046	287,046	—	—
Long-term FHLB advances	1,598	1,544	—	—	1,544
Subordinated debentures	104,067	98,694	—	—	98,694
Other borrowings	6,319	6,319	—	—	6,319
Accrued interest payable	15,163	15,163	15,163	—	—

The carrying amount and fair values of financial instruments not measured at fair value on a recurring or nonrecurring basis at December 31, 2023 were as follows:

December 31, 2023	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from financial institutions	$60,406	$60,406	$60,406	$—	$—
Investments in time deposits	$1,225	1,215	—	1,215	—
Other securities	29,998	29,998	29,998	—	—
Loans, held for sale	1,725	1,725	1,725	—	—
Loans, net of allowance	2,824,568	2,679,988	—	—	2,679,988
Accrued interest receivable	12,819	12,819	12,819	—	—
Mortgage Servicing Rights	3,018	3,018	—	—	3,018
Financial Liabilities:
Nonmaturing deposits	2,084,216	2,084,216	2,084,216	—	—
Time deposits	900,812	899,443	—	—	899,443
Short-term FHLB advances	338,000	337,267	337,267	—	—
Long-term FHLB advances	2,392	2,419	—	—	2,419
Subordinated debentures	103,943	101,563	—	—	101,563
Other borrowings	9,859	9,859	—	—	9,859
Accrued interest payable	9,525	9,525	9,525	—	—

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

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The Company presents derivative positions net on the balance sheet for customers and financial institution counterparty positions subject to master netting arrangements. The following table reflects the derivatives recorded on the balance sheet:

	September 30, 2024		December 31, 2023
	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in swap assets:
Interest rate swaps with loan customers in an asset position	$78,808	$3,128	$44,773	$2,114
Counterparty positions with financial institutions in an asset position	227,671	5,068	228,873	10,367
Total included in other assets		$8,196		$12,481
Included in swap liabilities:
Interest rate swaps with loan customers in a liability position	$148,863	$8,196	$184,100	$12,481
Counterparty positions with financial institutions in a liability position	—	—	—	—
Total included in accrued expenses and other liabilities		$8,196		$12,481
Gross notional positions with customers	$227,671		$228,873
Gross notional positions with financial institution counterparties	$227,671		$228,873

The effect of swap fair value changes on the Consolidated Statement of Operations are as follows:

	Location of	Amount of Gain or (Loss)
Derivatives	Gain or (Loss)	Recognized in
Not Designated	Recognized in	Income on Derivatives
as Hedging Instruments	Income on Derivative	September 30, 2024	September 30, 2023
Interest rate swaps related to customer loans	Other income	$—	$—
Total		$—	$—

The Company monitors and controls all derivative products with a comprehensive Board of Director approved commercial loan swap policy. All interest rate swap transactions must be approved in advance by the Lenders Loan Committee of the Board of Directors. The Company classifies changes in fair value of derivatives in Other noninterest income in the Consolidated Statements of Operation.

At September 30, 2024 and December 31, 2023, the Company did not have any cash or securities pledged for collateral on its interest rate swaps with third party financial institutions. Cash pledged for collateral on interest rate swaps is classified as restricted cash on the Consolidated Balance Sheet.

(15) Qualified Affordable Housing Project Investments

The Company invests in certain qualified affordable housing projects. At September 30, 2024 and December 31, 2023, the balance of the Company's investments in qualified affordable housing projects was $14,188 and $15,122, respectively. These balances are reflected in the Other assets line on the Consolidated Balance Sheet. The unfunded commitments related to the investments in qualified affordable housing projects totaled $4,161 and $5,722 at September 30, 2024 and December 31, 2023, respectively. These balances are reflected in the Accrued expenses and other liabilities line on the Consolidated Balance Sheet.

During the three months ended September 30, 2024 and 2023, the Company recognized amortization expense with respect to its investments in qualified affordable housing projects of $312 and $252, respectively, offset by tax credits and other benefits from its investments in affordable housing tax credits of $461 and $428, respectively. During the nine months ended September 30, 2024 and 2023, the Company recognized amortization expense with respect to its investments in qualified affordable housing projects of $935

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

and $760, respectively, offset by tax credits and other benefits from its in affordable housing tax credits of $1,382 and $1,285, respectively. During the three and nine months ended September 30, 2024 and 2023, the Company did not incur any impairment losses related to its investments in qualified affordable housing projects.

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

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Noninterest Income
In-scope of Topic 606:
Service charges	$1,595	$1,853	$4,523	$5,457
ATM/Interchange fees	1,402	1,424	4,201	4,227
Wealth management fees	1,443	1,197	4,055	3,570
Tax refund processing fees	—	—	—	2,375
Other	754	646	3,875	3,500
Noninterest Income (in-scope of Topic 606)	5,194	5,120	16,654	19,129
Noninterest Income (out-of-scope of Topic 606)	4,492	3,005	12,079	9,213
Total Noninterest Income	$9,686	$8,125	$28,733	$28,342

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion focuses on the consolidated financial condition of the Company at September 30, 2024 compared to December 31, 2023, and the consolidated results of operations for the three- and nine-month periods ended September 30, 2024, compared to the same periods in 2023. This discussion should be read in conjunction with the unaudited consolidated financial statements and notes included in this Quarterly Report on Form 10-Q.

Forward-Looking Statements

This Quarterly Report on Form 10-Q may contain “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), relating to such matters as the Company’s financial condition, anticipated operating results, cash flows, business line results, credit quality expectations, prospects for new lines of business, economic trends (including interest rates) and similar matters. Forward-looking statements reflect our expectations, estimates or projections concerning future results or events. These statements are generally identified by the use of forward-looking words or phrases such as “believe,” “belief,” “expect,” “anticipate,” “may,” “could,” “intend,” “intent,” “estimate,” “plan,” “foresee,” “likely,” “will,” “should” or other similar words or phrases. Forward-looking statements are not guarantees of performance and are inherently subject to known and unknown risks, uncertainties and assumptions that are difficult to predict and could cause our actual results, performance or achievements to differ materially from those expressed in or implied by the forward-looking statements. Factors that could cause actual results, performance or achievements to differ from those discussed in the forward-looking statements include, but are not limited to:

•
current and future economic and financial market conditions, including the effects of inflation, recession, unemployment, changes in interest rates, fiscal and monetary policy, an increasing federal government budget deficit, the failure of the federal government to raise the federal debt ceiling and/or possible future U.S. government shutdowns over budget disagreements, uncertainties surrounding the November 2024 U.S. Presidential election and potential changes in the U.S. Senate and House of Representatives, slowing gross domestic product, tariffs, a U.S. withdrawal from or renegotiation of trade agreements, trade wars, and other factors beyond our control, any of which may result in adverse impacts on our deposit levels and composition, the quality of investment securities available for purchase, demand for loans, the ability of our borrowers to repay their loans, and the value of the collateral securing loans made by Civista;
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

Financial Condition

Total assets of the Company at September 30, 2024 were $4,061,423 compared to $3,861,418 at December 31, 2023, an increase of $200,005, or 5.2%. The increase in total assets was due to increases in net loans of $178,110, cash and cash equivalents of $14,256, securities available for sale of $8,516, loans held for sale of $6,574, . These increases were partially offset by decreases in premises and equipment of $6,802 and swap assets of $4,285. Total liabilities at September 30, 2024 were $3,666,985 compared to $3,489,416 at December 31, 2023, an increase of $177,569, or 5.1%. The increase in total liabilities was primarily attributable to an increase in total deposits of $238,704, partially offset by a decrease in short-term FHLB advances of $50,953.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Loans outstanding as of September 30, 2024 and December 31, 2023 were as follows:

	September 30, 2024	December 31, 2023	$ Change	% Change
Commercial & Agriculture	$304,639	$304,793	$(154)	-0.1%
Commercial Real Estate—Owner Occupied	375,751	377,321	(1,570)	-0.4%
Commercial Real Estate—Non-Owner Occupied	1,205,453	1,161,894	43,559	3.7%
Residential Real Estate	751,825	659,841	91,984	13.9%
Real Estate Construction	318,063	260,409	57,654	22.1%
Farm Real Estate	24,122	24,771	(649)	-2.6%
Lease Financing Receivables	49,453	54,642	(5,189)	-9.5%
Consumer and Other	14,640	18,057	(3,417)	-18.9%
Total loans	3,043,946	2,861,728	182,218	6.4%
Allowance for credit losses	(41,268)	(37,160)	(4,108)	11.1%
Net loans	$3,002,678	$2,824,568	$178,110	6.3%

Included in Commercial & Agriculture loans above were $214 of PPP loans as of September 30, 2024 and $326 of PPP loans as of December 31, 2023.

Loans held for sale increased $6,574, or 381.1%, since December 31, 2023. The increase was due to increases in both the number of loans and average loan balances held for sale. At September 30, 2024, thirty-five loans totaling $8,299 were held for sale as compared to nine loans totaling $1,725 at December 31, 2023.

Net loans have increased $178,110, or 6.3%, since December 31, 2023. The increase at September 30, 2024 can be attributed to increases in many categories, primarily Commercial Real Estate – Non-Owner Occupied, Residential Real Estate, and Real Estate Construction, offset by decreases in Commercial Real Estate – Owner Occupied, Lease Financing Receivables, and Consumer and Other. At September 30, 2024, the net loan to deposit ratio was 93.1% compared to 94.6% at December 31, 2023. The decrease in the net loan to deposit ratio is primarily the result of an increase in deposits.

During the first nine months of 2024, provisions made to the allowances for credit losses and off-balance sheet credit exposures totaled $4,668, compared to a provision of $2,706 during the same period in 2023. The increase in the provision was principally related to loan growth during the first nine months of 2024. On a quarterly basis, changes in economic conditions will require CECL model assumption inputs to change and management will determine if, any, further refinements will be necessary to the estimation process.

Net charge-offs for the first nine months of 2024 totaled $1,080, compared to net charge-offs of $535 for the first nine months of 2023. For the first nine months of 2024, the Company charged off a total of 38 loans. Twelve Commercial & Agriculture loans totaling $1,079, three Lease Financing Receivables totaling $186, four Residential Real Estate loan totaling $67, one Commercial Real Estate – Non-Owner Occupied loan for $174, and eighteen Consumer and Other loans totaling $74 were charged off in the first nine months of the year. In addition, during the first nine months of 2024, the Company had recoveries on previously charged-off Commercial & Agriculture loans of $263, Commercial Real Estate – Non-Owner Occupied loans of $12, Residential Real Estate loans of $178, Real Estate Construction loans of $12, Leasing Finance Receivables of $1 and Consumer and Other loans of $34. For each loan category, as well as in total, the percentage of net charge-offs to loans was less than one percent. Each of these factors was considered by management as part of the examination of both the level and mix of the allowance by loan type as well as the overall level of the allowance.

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

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Management analyzes each individually evaluated Commercial & Agriculture and Commercial Real Estate loan relationship with a balance of $350 or larger, on an individual basis and designates a loan as individually evaluated when it is in nonaccrual status or when an analysis of the borrower’s operating results and financial condition indicates that underlying cash flows are not adequate to meet its debt service requirements. Loans held for sale are excluded from consideration as impaired. Loans are generally moved to nonaccrual status when 90 days or more past due. Loans, or portions thereof, are charged-off when deemed uncollectible. The allowance for credit losses as a percent of total loans was 1.36% at September 30, 2024 and 1.30% at December 31, 2023.

The available-for-sale securities portfolio increased by $8,516, from $618,272 at December 31, 2023 to $626,788 at September 30, 2024. Management continually evaluates our securities portfolio in response to established asset/liability management objectives, changing market conditions that could affect profitability, and the level of interest rate risk to which the Company is exposed. These evaluations may cause the Company to change the level of funds it deploys into investment securities and change the composition of its investment securities portfolio. As of September 30, 2024, the Company was in compliance with all pledging requirements.

Premises and equipment, net, decreased $6,802 from December 31, 2023 to September 30, 2024. The decrease was the result of depreciation of $6,895 and disposals of $501, partially offset by purchases of $594. The decrease in depreciation was mainly attributable to leasing operations as operating leases mature. New leases in 2024 are primarily finance leases which are recorded in loans on the balance sheet.

Bank owned life insurance ("BOLI") increased $1,577 from December 31, 2023 to September 30, 2024. The increase was the result of the purchase of a new insurance policy as well as increases in the cash surrender value of the underlying insurance policies.

Swap assets decreased $4,285 from December 31, 2023 to September 30, 2024. The decrease was primarily the result of a decline in market value.

Total deposits as of September 30, 2024 and December 31, 2023 were as follows:

	September 30, 2024	December 31, 2023	$ Change	% Change
Noninterest-bearing demand	$686,316	$771,699	$(85,383)	-11.1%
Interest-bearing demand	420,333	449,449	(29,116)	-6.5%
Savings and money market	1,111,771	863,067	248,704	28.8%
Time deposits	1,005,312	900,813	104,499	11.6%
Total Deposits	$3,223,732	$2,985,028	$238,704	8.0%

The Company had approximately $497,852 and $499,429 of uninsured deposits as of September 30, 2024 and December 31, 2023, respectively. Uninsured deposit amounts are estimated based on the portions of customer account balances that exceed the FDIC insurance limit of $250.

Total deposits at September 30, 2024 increased $238,704 from year-end 2023. Noninterest-bearing deposits decreased $85,383 from year-end 2023, while interest-bearing deposits, including savings and time deposits, increased $324,087 from December 31, 2023. The decrease in noninterest-bearing deposits was primarily due to a $32,000 decrease in noninterest-bearing business accounts as customers migrated to interest-bearing accounts, and a $36,800 decrease in noninterest-bearing accounts related to the former tax refund processing program. The decrease in interest-bearing demand deposits was primarily due to a decrease of $14,600 in interest-bearing personal accounts, a $7,500 decrease in Jumbo NOW accounts, a $3,700 decrease in interest-bearing business accounts, and a $966 decrease in interest-bearing public fund accounts. The $248,704 increase in savings and money market accounts was primarily due to a $115,000 increase in brokered money market accounts, $87,500 in a new Trust money market account and a $61,000 increase in business money market accounts, which increases were; partially offset by a $18,400 decrease in statement savings and a $5,100 decrease in business savings accounts. Total increase in time deposits of $104,500 is due to increase of $22,700 in jumbo deposits, and $45,400 in all other certificate categories. The year-to-date average balance of total deposits increased $222,092, compared to the average balance for the same period in 2023, mainly due to a $429,848 increase in the average balance of time deposits, somewhat offset by a $239,146 decrease in noninterest-bearing deposits.

Short-term FHLB advances decreased $50,953 from December 31, 2023 to September 30, 2024. The decrease was due to paying down borrowings.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Swap liabilities decreased $4,285 from December 31, 2023 to September 30, 2024. The decrease was the result of a decrease in fair value of swap liabilities.

Accrued expenses and other liabilities decreased $1,687 from December 31, 2023 to September 30, 2024. The decrease was primarily due to a decrease in unfunded commitments related to the investments in qualified affordable housing projects of $1,500.

Shareholders’ equity at September 30, 2024 was $394,438, or 9.7% of total assets, compared to $372,002, or 9.6% of total assets, at December 31, 2023. The increase was as a result of net income of $21,790 and an increase in the fair value of securities, net of tax, of $7,619, partially offset by dividends on common shares of $7,544.

Total outstanding common shares at September 30, 2024 were 15,736,528 which increased from 15,695,424 common shares outstanding at December 31, 2023. Common shares outstanding increased due to the grant of 51,578 restricted common shares to certain officers under the Company’s 2014 Incentive Plan, offset by 8,956 common shares surrendered by officers to the Company to pay taxes upon vesting of restricted shares and 1,518 restricted common shares forfeited.

Results of Operations

Three Months Ended September 30, 2024 and 2023

The Company had net income of $8,366 for the three months ended September 30, 2024, a decrease of $2,021 from net income of $10,387 for the same three months of 2023. Basic and diluted earnings per common share were $0.53 for the quarter ended September 30, 2024, compared to $0.66 for the same period in 2023. The primary reasons for the changes in net income are explained below.

Net interest income for the three months ended September 30, 2024 was $29,233, a decrease of $2,271 from $31,504 for the same three months of 2023. This decrease was a result of an increase of $9,226 in interest expense, partially offset by an increase of $6,955 in total interest income. Interest-earning assets averaged $3,705,866 during the three months ended September 30, 2024, an increase of $325,697 from $3,380,169 for the same period of 2023. The Company’s average interest-bearing liabilities increased from $2,315,118 during the three months ended September 30, 2023 to $2,898,978 during the three months ended September 30, 2024. The Company’s fully tax equivalent net interest margin for the three months ended September 30, 2024 and 2023 was 3.16% and 3.63%, respectively.

Total interest and dividend income was $52,741 for the three months ended September 30, 2024, an increase of $6,955 from $45,786 for the same period in 2023. The increase in interest and dividend income is attributable to a $7,166 increase in interest and fees on loans, a $259 increase in interest income on taxable securities and a $33 increase in interest income on tax-exempt securities. The $7,166 increase in interest and fees on loans is attributable to increases in both average balances and loan yield. The average balance of loans increased by $352,205 or 13.1%, to $3,031,884 for the three months ended September 30, 2024, as compared to $2,679,679 for the same period in 2023. The loan yield increased to 6.15% for the three months ended September 30, 2024, from 5.87% for the same period in 2023.

Interest on taxable securities increased $259 to $3,258 for the three months ended September 30, 2024, compared to $2,999 for the same period in 2023. The average balance of taxable securities increased $4,430 to $363,584 for the three months ended September 30, 2024, as compared to $359,154 for the same period in 2023. The yield on taxable securities increased 29 basis points to 3.24% for the three months ended September 30, 2024, compared to 2.95% for the same period in 2023. Interest on tax-exempt securities increased $33 to $2,369 for the three months ended September 30, 2024, compared to $2,336 for the same period in 2023. The average balance of tax-exempt securities increased $5,206 to $291,254 for the three months ended September 30, 2024, as compared to $286,048 for the same period in 2023. The yield on tax-exempt securities increased 6 basis points to 3.83% for the three months ended September 30, 2024, compared to 3.77% for the same period in 2023.

Total interest expense increased $9,226, or 64.6%, to $23,508 for the three months ended September 30, 2024, compared with $14,282 for the same period in 2023. The change in interest expense can be attributed to increases in rates, accompanied by an increase in the average balance of interest-bearing liabilities. For the three months ended September 30, 2024, the average balance of interest-bearing liabilities increased $583,860 to $2,898,978, as compared to $2,315,118 for the same period in 2023. Interest incurred on deposits increased by $7,342 to $16,926 for the three months ended September 30, 2024, compared to $9,584 for the same period in 2023. The average balance of interest-bearing deposits increased by $439,205 to $2,405,219 for the three months ended September 30, 2024, as compared to the same period in 2023, accompanied by an increase in the rate paid on time deposits from 4.64% in 2023 to 5.37% in

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

2024. Interest expense incurred on short-term FHLB advances increased because of the average balances increasing $154,475 for the three months ended September 30, 2024, as compared to the same period in 2023.

The following table presents the condensed average balance sheets for the three months ended September 30, 2024 and 2023. The daily average loan amounts outstanding are net of unearned income and include loans held for sale and nonaccrual loans. The average balance of securities is computed using the carrying value of securities. Rates are annualized and taxable equivalent yields are computed using a 21% tax rate for tax-exempt interest income. The average yield has been computed using the historical amortized cost average balance for available-for-sale securities.

	Three Months Ended September 30,
	2024			2023
Assets:	Average balance	Interest	Yield/ rate*	Average balance	Interest	Yield/ rate*
Interest-earning assets:
Loans, including fees**	$3,031,884	$46,898	6.15%	$2,742,739	$40,547	5.87%
Taxable securities	363,584	3,258	3.24%	359,154	2,999	2.95%
Tax-exempt securities	291,254	2,999	3.83%	286,048	2,957	3.77%
Interest-bearing deposits in other banks	19,144	216	4.47%	55,288	719	5.16%
Total interest-earning assets	$3,705,866	$53,371	5.64%	$3,443,229	$47,222	5.33%
Noninterest-earning assets:
Cash and due from financial institutions	36,868			22,542
Premises and equipment, net	51,342			50,999
Accrued interest receivable	13,802			11,673
Intangible assets	134,083			128,215
Bank owned life insurance	63,190			53,879
Other assets	57,856			64,008
Less allowance for loan losses	(40,068)			(34,283)
Total Assets	$4,022,939			$3,740,262
Liabilities and Shareholders Equity:
Interest-bearing liabilities:
Demand and savings	$1,452,850	$4,074	1.12%	$1,333,903	$2,189	0.65%
Time	953,369	12,852	5.37%	632,111	7,395	4.64%
Short-term FHLB advances	388,022	5,328	5.46%	233,547	3,246	5.51%
Long-term FHLB advances	1,697	10	2.34%	2,644	15	2.25%
Other borrowings	—	—	0.00%	71,086	1,013	5.66%
Subordinated debentures	104,040	1,244	4.75%	103,894	1,239	4.73%
Repurchase Agreements	—	—	0.00%	993	-	0.00%
Total interest-bearing liabilities	$2,899,978	$23,508	3.23%	$2,378,178	$15,097	2.52%
Noninterest-bearing deposits	687,364			980,835
Other liabilities	55,205			33,040
Shareholders’ Equity	381,392			348,209
Total Liabilities and Shareholders’ Equity	$4,023,939			$3,740,262
Net interest income and interest rate spread(1)		$29,863	2.41%		$32,125	2.81%
Net interest margin(2)			3.16%			3.63%

(1) Net interest spread represents the difference between the yield on average interest-earning assets and the cost of interest-bearing liabilities.

(2) Net interest margin represents net interest income divided by average interest-earning assets.

* Average yields are presented on a tax equivalent basis. The tax equivalent effect associated with loans and investments, included in the yields above, was $630 and $621 for the periods ended September 30, 2024 and 2023, respectively.

** Average balance includes nonaccrual loans.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Net interest income may also be analyzed by comparing the volume and rate components of interest income and interest expense. The following table provides an analysis of the changes in interest income and expense between the three months ended September 30, 2024 and 2023.

	Increase (decrease) due to:
	Volume (1)	Rate (1)	Net
	(Dollars in thousands)
Interest income:
Loans, including fees	$4,412	$1,939	$6,351
Taxable securities	90	169	259
Tax-exempt securities	66	(24)	42
Interest-bearing deposits in other banks	(418)	(85)	(503)
Total interest income	$4,150	$1,999	$6,149
Interest expense:
Demand and savings	$211	$1,674	$1,885
Time	4,199	1,259	5,458
Short-term FHLB advances	2,122	(40)	2,082
Long-term FHLB advances	(6)	1	(5)
Other borrowings	(1,013)	—	(1,013)
Subordinated debentures	2	2	4
Repurchase agreements	—	—	—
Total interest expense	$5,515	$2,896	$8,411
Net interest income	$(1,365)	$(897)	$(2,262)

(1)
The change in interest income and interest expense due to changes in both volume and rate, which cannot be segregated, has been allocated proportionately to the change due to volume and the change due to rate.

The Company provides for loan losses through regular provisions to the allowance for credit losses. During the three months ended September 30, 2024 the Company recorded a provision for credit losses of $1,346, an increase of $716, from $630 during the three months ended September 30, 2023. The increase in the provisions was mainly related to the loan growth during the quarter.

Noninterest income for the three-month periods ended September 30, 2024 and 2023 was as follows:

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
Service charges	$1,595	$1,853	$(258)	-13.9%
Net gain (loss) on equity securities	223	69	154	223.2%
Net gain on sale of loans and leases	1,427	787	640	81.3%
ATM/Interchange fees	1,402	1,424	(22)	-1.5%
Wealth management fees	1,443	1,197	246	20.6%
Lease revenue and residual income	2,428	1,913	515	26.9%
Bank owned life insurance	717	266	451	169.5%
Swap fees	43	21	22	104.8%
Other	408	595	(187)	-31.4%
Total noninterest income	$9,686	$8,125	$1,561	19.2%

Total noninterest income for the three months ended September 30, 2024 was $9,686, an increase of $1,561, or 19.2%, from $8,125 for the same period of 2023. Service charges decreased $258 as the Company eliminated its representment fee and reduced overdraft charges, the effect of which was partially offset by an increase in other service fees. Lease revenue and residual income increased $515 due to an increase in income from leasing operations. Net gain (loss) on equity securities increased as a result of market value increases. Bank owned life insurance increased $451 due to a death benefit paid in the third quarter of 2024. Net gain on sale of loans increased

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

primarily as a result of an increase in volume of loans sold. During the three months ended September 30, 2024, 150 loans were sold, totaling $37,905. During the three months ended September 30, 2023, 101 loans were sold, totaling $16,300.

Noninterest expense for the three month periods ended September 30, 2024 and 2023 was as follows:

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
Compensation expense	$15,726	$14,054	$1,672	11.9%
Net occupancy expense	1,293	$1,368	(75)	-5.5%
Contracted data processing	636	$651	(15)	-2.3%
Taxes and assessments	1,040	$1,028	12	1.2%
Professional services	1,134	$1,010	124	12.3%
Equipment expense	2,345	$2,687	(342)	-12.7%
ATM/Interchange expense	616	$619	(3)	-0.5%
Marketing	716	$497	219	44.1%
Sponsorships	39	$381	(342)	-89.8%
Communications	354	$384	(30)	-7.8%
Insurance expense	634	$635	(1)	-0.2%
Software maintenance expense	1,203	$1,052	151	14.4%
Other	2,245	$2,256	(11)	-0.5%
Total noninterest expense	$27,981	$26,622	$1,359	5.1%

Total noninterest expense for the three months ended September 30, 2024 was $27,981, an increase of $1,359, or 5.1%, from $26,622 reported for the same period of 2023. The increase in total noninterest expense was primarily due to an increase in compensation expense, partially offset by a decrease in equipment expense. The increase in compensation expense was due to annual merit increases, employee insurance, and other payroll related expenses. The average full time equivalent (FTE) employees were 526 at September 30, 2024, an increase of two FTEs over the same period of 2023. The decrease in equipment expense was primarily related to a decrease in equipment depreciation from leasing operations as operating leases mature.

Income tax expense for the three months ended September 30, 2024 totaled $1,551, down $309 compared to the same period in 2023. The effective tax rates for the three-month period ended September 30, 2024 and 2023 were 15.6% and 15.2%, respectively. The difference between the statutory federal income tax rate and the Company’s effective tax rate is the permanent tax differences, primarily consisting of tax-exempt interest income from municipal investments and loans, low-income housing tax credits, tax-deductible captive insurance premiums and bank owned life insurance income.

Nine Months Ended September 30, 2024 and 2023

The Company had net income of $21,790 for the nine months ended September 30, 2024, a decrease of $11,519 from net income of $33,309 for the same nine months of 2023. Basic and diluted earnings per common share were $1.39 for the nine-month period ended September 30, 2024, compared to $2.12 for the same period in 2023. The primary reasons for the changes in net income are explained below.

Net interest income for the nine months ended September 30, 2024 was $85,356, a decrease of $10,088 from $95,444 for the same nine months of 2023. This decrease was a result of an increase of $30,230 in total interest expense, partially offset by an increase in total interest and dividend income of $20,142. Interest-earning assets averaged $3,626,368 during the nine months ended September 30, 2024, an increase of $342,158 from $3,284,210 for the same period of 2023. The Company’s average interest-bearing liabilities increased to $2,811,188 for the first nine months of 2024 from $2,270,844 for the same period in 2023. The Company’s fully tax equivalent net interest margin for the nine months ended September 30, 2024 and 2023 was 3.16% and 3.77%, respectively.

Total interest and dividend income increased $20,142 to $153,462 for the nine-month period ended September 30, 2024. This change was the result of an increase in the average balance of loans, accompanied by a higher yield on the portfolio. The average balance of loans increased by $351,399, or 13.5%, to $2,959,031 for the nine-month period ended September 30, 2024, as compared to $2,607,632 for the nine-month period ended September 30, 2023. The loan yield increased to 6.15% for 2024, from 5.81% in 2023.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Interest on taxable securities increased $445 to $9,262 for the nine-month period ended September 30, 2024, compared to $8,817 for the same period in 2023. The average balance of taxable securities decreased $12,617 to $355,329 for the nine-month period ended September 30, 2024, as compared to $367,946 for the nine-month period ended September 30, 2023. The yield on taxable securities increased 23 basis points to 3.12% for 2024, compared to 2.89% for 2023. Interest on tax-exempt securities increased $199 to $7,116 for the nine-month period ended September 30, 2024, compared to $6,917 for the same period in 2023. The average balance of tax-exempt securities increased $6,339 to $291,589 for the nine-month period ended September 30, 2024, as compared to $285,250 for the nine-month period ended September 30, 2023. The yield on tax-exempt securities increased 6 basis points to 3.85% for 2024, compared to 3.79% for 2023.

Interest on interest-bearing deposits in other banks decreased $64 to $754 for the nine-month period ended September 30, 2024, compared to $818 for the same period in 2023. The average balance of interest-bearing deposits in other banks decreased $2,963 to $20,419 for the nine-month period ended September 30, 2024, as compared to $23,382 for the nine-month period ended September 30, 2023. The yield on interest-bearing deposits in other banks increased 26 basis points to 4.93% for 2024, compared to 4.67% for 2023.

Total interest expense increased $30,230, or 79.8%, to $68,106 for the nine-month period ended September 30, 2024, compared to $37,876 for the same period in 2023. The change in interest expense can be attributed to an increase in rate and an increase in the average balance of interest-bearing liabilities. For the nine-month period ended September 30, 2024, the average balance of interest-bearing liabilities increased $540,344 to $2,811,188, compared to $2,270,844 for the nine-month period ended September 30, 2023. Interest incurred on deposits increased $28,068 to $48,418 for the nine-month period ended September 30, 2024, compared to $20,350 for the same period in 2023. The average balance of interest-bearing deposits increased by $461,238 for the nine-month period ended September 30, 2024, as compared to the same period in 2023, and the rate paid on demand and savings accounts increased from 0.47% in 2023 to 1.07% in 2024. The rate paid on time deposits increased from 4.17% in 2023 to 5.37% in 2024. For the nine-month period ended September 30, 2024, the average balance of short-term FHLB balances increased $103,587 to $385,801 from $282,214 compared to the same period in 2023.

The following table presents the condensed average balance sheets for the nine months ended September 30, 2024 and 2023. The daily average loan amounts outstanding are net of unearned income and include loans held for sale and nonaccrual loans. The average balance of securities is computed using the carrying value of securities. Rates are annualized and taxable equivalent yields are computed using a 21% tax rate for tax-exempt interest income. The average yield has been computed using the historical amortized cost average balance for available-for-sale securities.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

	Nine Months Ended September 30,
	2024			2023
Assets:	Average balance	Interest	Yield/ rate*	Average balance	Interest	Yield/ rate*
Interest-earning assets:
Loans, including fees**	$2,959,031	$136,328	6.15%	2,706,442	117,583	5.81%
Taxable securities	355,329	9,262	3.12%	367,946	8,817	2.89%
Tax-exempt securities	291,589	9,008	3.85%	285,250	8,756	3.79%
Interest-bearing deposits in other banks	20,419	756	4.93%	23,382	818	4.67%
Total interest-earning assets	$3,626,368	$155,354	5.61%	$3,383,020	$135,974	5.27%
Noninterest-earning assets:
Cash and due from financial institutions	34,807			33,918
Premises and equipment, net	53,318			58,338
Accrued interest receivable	13,254			11,176
Intangible assets	134,474			133,154
Bank owned life insurance	62,176			53,796
Other assets	61,225			61,669
Less allowance for loan losses	(38,876)			(33,138)
Total Assets	$3,946,746			$3,701,933
Liabilities and Shareholders Equity:
Interest-bearing liabilities:
Demand and savings	$1,392,082	$11,113	1.07%	$1,360,692	$4,818	0.47%
Time	927,306	37,305	5.37%	497,458	15,532	4.17%
Short-term FHLB advance	385,801	15,921	5.51%	282,214	10,617	5.03%
Long-term FHLB advance	2,000	35	2.34%	3,062	51	2.23%
Other borrowings	—	—	0.00%	110,763	4,063	4.90%
Subordinated debentures	103,999	3,732	4.79%	103,854	3,606	4.67%
Repurchase Agreements	—	—	—	11,611	4	0.05%
Total interest-bearing liabilities	$2,811,188	$68,106	3.24%	$2,369,654	$38,691	2.18%
Noninterest-bearing deposits	702,696			941,842
Other liabilities	60,282			44,739
Shareholders’ Equity	372,580			345,698
Total Liabilities and Shareholders’ Equity	$3,946,746			$3,701,933
Net interest income and interest rate spread(1)		$87,248	2.37%		$97,283	3.09%
Net interest margin(2)			3.16%			3.77%

(1) Net interest spread represents the difference between the yield on average interest-earning assets and the cost of interest-bearing liabilities.

(2) Net interest margin represents net interest income divided by average interest-earning assets.

* Average yields are presented on a tax equivalent basis. The tax equivalent effect associated with loans and investments, included in the yields above, was $1.9 million and $1.8 million for the periods ended September 30, 2024 and 2023, respectively.

** Average balance includes nonaccrual loans.

Net interest income may also be analyzed by comparing the volume and rate components of interest income and interest expense. The following table provides an analysis of the changes in interest income and expense between the nine months ended September 30, 2024 and 2023. The table is presented on a fully tax-equivalent basis.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

	Increase (decrease) due to:
	Volume (1)	Rate (1)	Net
	(Dollars in thousands)
Interest income:
Loans, including fees	$11,376	$7,369	$18,745
Taxable securities	(176)	621	445
Tax-exempt securities	120	132	252
Interest-bearing deposits in other banks	(108)	46	(62)
Total interest income	$11,212	$8,168	$19,380
Interest expense:
Demand and savings	$114	$6,181	$6,295
Time	16,324	5,449	21,773
Short-term FHLB advance	4,196	1,108	5,304
Long-term FHLB advance	(18)	2	(16)
Other borrowings	(4,063)	—	(4,063)
Subordinated debentures	5	121	126
Repurchase agreements	(4)	—	(4)
Total interest expense	$16,554	$12,861	$29,415
Net interest income	$(5,342)	$(4,693)	$(10,035)

(1)
The change in interest income and interest expense due to changes in both volume and rate, which cannot be segregated, has been allocated proportionately to the change due to volume and the change due to rate.

The Company provides for loan losses through regular provisions to the allowance for credit losses. Upon adoption of CECL on January 1, 2023, the Company recorded an increase in the allowance for credit losses of $4,296. During the nine months ended September 30, 2024, the Company recorded a provision for credit losses of $5,188, an increase of $3,077, from $2,111 during the nine months ended September 30, 2023. The increase in the provision was principally related to loan growth during the year. As time progresses, the results of economic conditions will require CECL model assumption inputs to change and further refinements to the estimation process may also be identified.

The components of noninterest income for the nine-month periods ended September 30, 2024 and 2023 were as follows:

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
Service charges	$4,523	$5,457	$(934)	-17.1%
Net gain (loss) on equity securities	156	(169)	325	192.3%
Net gain on sale of loans and leases	3,179	2,033	1,146	56.4%
ATM/Interchange fees	4,201	4,227	(26)	-0.6%
Wealth management fees	4,055	3,570	485	13.6%
Lease revenue and residual income	7,630	6,160	1,470	23.9%
Bank owned life insurance	1,434	830	604	72.8%
Tax refund processing fees	—	2,375	(2,375)	-100.0%
Swap fees	165	198	(33)	-16.7%
Other	3,390	3,661	(271)	-7.4%
Total noninterest income	$28,733	$28,342	$391	1.4%

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Total noninterest income for the nine months ended September 30, 2024 was $28,733, an increase of $391, or 1.4%, from $28,342 for the same period of 2023. Tax refund processing fee income decreased to $0 from $2,375 for the nine months ended September 30, 2023, as the Company exited its relationship with a third-party processor that was in the tax refund processing business. Service charges decreased $934, as the Company eliminated its representment fee and reduced overdraft charges. The net gain (loss) on equity securities increase was the result of market valuation adjustments. Net gain on sale of loans increased primarily as a result of an increase in volume of loans sold. During the nine months ended September 30, 2024, 374 loans were sold, totaling $83,656. During the nine months ended September 30, 2023, 267 loans were sold, totaling $42,533.

The components of noninterest expense for the nine-month periods ended September 30, 2024 and 2023 are as follows:

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
Compensation expense	$46,922	$44,137	$2,785	6.3%
Net occupancy expense	3,959	4,096	(137)	-3.3%
Contracted data processing	1,740	1,730	10	0.6%
Taxes and assessments	3,036	2,985	51	1.7%
Professional services	3,532	3,804	(272)	-7.2%
Equipment expense	7,313	8,213	(900)	-11.0%
ATM/Interchange expense	1,873	1,814	59	3.3%
Marketing	1,640	1,542	98	6.4%
Sponsorships	1,300	1,102	198	18.0%
Communications	1,069	1,283	(214)	-16.7%
Insurance expense	1,902	1,853	49	2.6%
Software maintenance expense	3,568	2,989	579	19.4%
Other	6,371	6,155	216	3.5%
Total noninterest expense	$84,225	$81,703	$2,522	3.1%

Total noninterest expense for the nine months ended September 30, 2024 was $84,225, an increase of $2,522, or 3.1%, from $81,703 for the same period of 2023. The increase was primarily attributable to increases in compensation expense and software maintenance expense partially offset by decreases in equipment expense and professional services. The increase in compensation expense was primarily due to annual merit increases, employee insurance and other payroll related expenses. The year-to-date average full time equivalent (“FTE”) employees were 534 on September 30, 2024, an increase of three FTEs over the same period in 2023. The increase in software maintenance expense for the nine months ended September 30, 2024 was due to an increase in software maintenance contracts, including new digital banking software investments. The decreases in equipment expense for the nine months ended September 30, 2024 was primarily due to a decrease in equipment depreciation from leasing operations as operating leases mature. Professional services for the nine months ended September 30, 2024 decreased primarily due to advisory fees in 2023 for the Company’s MasterCard contract.

Income tax expense for the nine months ended September 30, 2024 totaled $3,406, down $2,662 compared to the same period in 2023. The effective tax rate for the nine months ended September 30, 2024 decreased 1.9% to 13.5% from 15.4% for the same period in 2023. The difference between the statutory federal income tax rate and the Company’s effective tax rate is the permanent tax differences, primarily consisting of tax-exempt interest income from municipal investments and loans, low-income housing tax credits, tax-deductible captive insurance premiums and bank owned life insurance income.

Capital Resources

Shareholders’ equity totaled $394,438 at September 30, 2024, compared to $372,002 at December 31, 2023. Shareholders’ equity increased during the first nine months of 2024 as a result of net income of $21,790 and an increase in the fair value of securities available-for-sale, net of tax, of $7,619, partially offset by dividends on common shares of $7,544.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

All of the Company’s capital ratios exceeded the regulatory minimum guidelines as of September 30, 2024 and December 31, 2023 as identified in the following table:

	Total Risk Based Capital	Tier I Risk Based Capital	CET1 Risk Based Capital	Leverage Ratio
Company Ratios—September 30, 2024	13.8%	10.3%	9.4%	8.5%
Company Ratios—December 31, 2023	14.4%	10.7%	9.7%	8.8%
For Capital Adequacy Purposes	8.0%	6.0%	4.5%	4.0%
To Be Well Capitalized Under Prompt
Corrective Action Provisions	10.0%	8.0%	6.5%	5.0%

Liquidity

The Company maintains a conservative liquidity position. All securities, with the exception of equity securities, are classified as available-for-sale. Securities, with maturities of one year or less, totaled $5,975, or 0.89% of the total security portfolio, at September 30, 2024. The available-for-sale securities portfolio helps to provide the Company with the ability to meet its funding needs. The Condensed Consolidated Statements of Cash Flows (Unaudited) contained in the Consolidated Financial Statements detail the Company’s cash flows from operating activities resulting from net earnings.

As reported in the Condensed Consolidated Statements of Cash Flows (Unaudited), our cash flows are classified for financial reporting purposes as operating, investing or financing cash flows. Net cash provided by operating activities was $25,625 and $60,593 for the nine months ended September 30, 2024 and 2023, respectively. The primary additions to cash from operating activities are from proceeds from the sale of loans. The primary use of cash from operating activities is from loans originated for sale. Net cash used by investing activities was $187,078 and $216,826 for the nine months ended September 30, 2024 and 2023, respectively, principally reflecting our loan and investment security activities. Cash provided by and used for deposits and purchase of treasury shares comprised most of our financing activities, which resulted in net cash provided by of $175,709 and $163,188 for the nine months ended September 30, 2024 and 2023, respectively.

Future loan demand of Civista may be funded by increases in deposit accounts, proceeds from payments on existing loans, the maturity of securities, and the sale of securities classified as available-for-sale. Additional sources of funds may also come from borrowing in the Federal Funds market and/or borrowing from the FHLB. Through its correspondent banks, Civista maintains federal funds borrowing lines totaling $50,000. As of September 30, 2024, Civista had total credit availability with the FHLB of $829,545 with standby letters of credit totaling $128,400 and a remaining borrowing capacity of approximately $412,499. In addition, CBI maintains a credit line with a third party lender totaling $10,000. No borrowings were outstanding by CBI under this credit line as of September 30, 2024.

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

The following table provides information about the Company’s financial instruments that were sensitive to changes in interest rates as of December 31, 2023 and September 30, 2024, based on certain prepayment and account decay assumptions that management believes are reasonable. The table shows the changes in the Company’s net portfolio value (in amount and percent) that would result from hypothetical interest rate increases of 200 basis points and 100 basis points and interest rate decreases of 100 basis points and 200 basis points at September 30, 2024 and December 31, 2023.

Net Portfolio Value
	September 30, 2024			December 31, 2023
Change in Rates	Dollar Amount	Dollar Change	Percent Change	Dollar Amount	Dollar Change	Percent Change
+400bp	627,206	29,933	5%	592,847	(14,886)	(2)%
+300bp	622,004	24,731	4%	598,468	(9,265)	(2)%
+200bp	616,357	19,084	3%	603,656	(4,077)	(1)%
+100bp	610,316	13,043	2%	608,399	666	0%
Base	597,273	—	0%	607,733	—	0%
-100bp	587,885	(9,388)	(2)%	605,047	(2,686)	(0)%
-200bp	565,196	(32,077)	(5)%	591,305	(16,428)	(3)%
-300bp	607,770	10,497	2%	583,229	(24,504)	(4)%
-400bp	693,623	96,350	16%	653,870	46,137	8%

The change in net portfolio value from December 31, 2023 to September 30, 2024, can be attributed to a couple of factors. The yield remains inverted but has shifted upward since the end of the year. Additionally, the volume of assets and funding sources has changed, but the asset mix remains centered on loans. The volume of loans and certificates of deposit has increased, while the volume of other borrowings and non-maturing deposits has decreased. The volume shifts from the end of the year contributed to a decrease in the base net portfolio value. Beyond the change in the base level of net portfolio value, projected movements in rates, up or down, would also lead to changes in market values. The change in the rates up scenarios for the 100, 200, 300 and 400 basis point movements would lead to a slightly larger decrease in the market value of liabilities than assets. Accordingly, the Company sees an increase in the net portfolio value. The change in the rates down scenarios for the 100, 200, 300 and 400 basis point movements would lead to a larger increase in the market value of liabilities than in assets, leading to a decrease in the net portfolio value.

Civista Bancshares, Inc.

Controls and Procedures

Form 10-Q

(Amounts in thousands, except share data)

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive and our principal financial officers, the Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures as of September 30, 2024, were effective.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

The following table details repurchases by the Company and purchases by "affiliated purchasers" as defined in Rule 10b-18(a)(3) under the Exchange Act of the Company's common shares during the third quarter ended September 30, 2024.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2024 - July 31, 2024	—	$—	—	$—
August 1, 2024 - August 31, 2024	694	$17.51	—	$12,003,223
September 1, 2024 - September 30, 2024	—	$—	—	$—
Total	694	$17.51	—	$12,003,223

On April 18, 2023, the Company announced a new common share repurchase program pursuant to which the Company is authorized to repurchase a maximum aggregate value of $13.5 million of its outstanding common shares through April 25, 2025. As of September 30, 2024, no common shares had been repurchased under this repurchase program.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the quarter ended September 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Civista Bancshares, Inc.

/s/ Dennis G. Shaffer	November 12, 2024
Dennis G. Shaffer	Date
Chief Executive Officer and President

/s/ Ian Whinnem	November 12, 2024
Ian Whinnem	Date
Senior Vice President and Chief Financial Officer