Form 10-K
period 2024-12-31
CIVISTA BANCSHARES, INC.
filed 2025-03-10
CIK 944745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based upon the closing market price as of June 30, 2024 was $237,601,946. For this purpose, shares held by non-affiliates include all outstanding common shares except those beneficially owned by the directors and executive officers of the registrant.

As of February 18, 2025, there were 15,479,485 common shares, no par value, of the registrant issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the registrant’s 2025 Annual Meeting of Shareholders to be held on April 15, 2025 (the “2025 Proxy Statement”) are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1. Business

General Development of Business

CIVISTA BANCSHARES, INC. (“CBI”) was organized under the laws of the State of Ohio on February 19, 1987 and is a registered financial holding company under the Gramm-Leach-Bliley Act of 1999, as amended (the “GLBA”). CBI’s office is located at 100 East Water Street, Sandusky, Ohio. CBI and its subsidiaries are sometimes referred to together as the “Company”. The Company had total consolidated assets of $4,098,469 at December 31, 2024.

CIVISTA BANK (“Civista”), owned by the Company since 1987, opened for business in 1884 as The Citizens National Bank. In 1898, Civista was reorganized under Ohio banking law and was known as The Citizens Bank and Trust Company. In 1908, Civista surrendered its trust charter and began operation as The Citizens Banking Company. The name Civista Bank was introduced during the first quarter of 2015 to solidify our dual Citizens/Champaign brand and distinguish ourselves from the many other banks using the “Citizens” name in our existing and prospective markets. Civista maintains its main office at 100 East Water Street, Sandusky, Ohio and operates branch banking offices in the following Ohio communities: Sandusky, Norwalk, Berlin Heights, Huron, Port Clinton, Castalia, New Washington, Shelby, Willard, Greenwich, Plymouth, Shiloh, Akron, Dublin, Plain City, Russells Point, Urbana, West Liberty, Quincy, Dayton, Beachwood, Gahanna, Napoleon, Malinta, Liberty Center, Holgate, Bowling Green, and in the following Indiana communities: Lawrenceburg, Aurora, West Harrison, Milan, Osgood and Versailles. Civista also operates loan production offices in Westlake, Ohio and Fort Mitchell, Kentucky and a leasing company office in Pittsburgh, Pennsylvania. Civista and its consolidated subsidiaries as discussed below, accounted for 99.4% of the Company’s consolidated assets at December 31, 2024.

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

CIVB RISK MANAGEMENT, INC. (“CRMI”), a wholly owned subsidiary of CBI which was formed and began operations on December 26, 2017, is a Delaware-based captive insurance company which insures against certain risks unique to the operations of the Company and for which insurance may not be currently available or economically feasible in today’s insurance marketplace. CRMI pools resources with several other similar insurance company subsidiaries of financial institutions to spread a limited amount of risk among themselves. CRMI is subject to regulations of the State of Delaware and undergoes periodic examinations by the Delaware Department of Insurance.

Narrative Description of Business

General

The Company’s primary business is incidental to the subsidiary bank and its subsidiaries. Civista, through its locations in the Ohio counties of Erie, Crawford, Champaign, Cuyahoga, Franklin, Huron, Logan, Madison, Montgomery, Ottawa, Richland, Henry, Wood and Summit, in the Indiana counties of Dearborn and Ripley and in the Kentucky county of Kenton, conducts general banking business that involves collecting customer deposits, making loans, purchasing securities, and offering Trust services. Civista also engages in a general equipment leasing and financing business nationwide through its CLF division.

Interest and fees on loans accounted for 75% of total revenue for 2024, 73% of total revenue for 2023, and 69% of total revenue for 2022. The Company’s primary focus of lending continues to be real estate loans, both residential and commercial in nature. Commercial real estate loans comprised 52% of the total loan portfolio in 2024, 54% of the total loan portfolio in 2023, and 55% of the total loan portfolio in 2022. Residential real estate mortgage loans comprised 25% of the total loan portfolio in 2024, 23% of the total loan portfolio in 2023 and 22% of the total loan portfolio in 2022. Commercial and agriculture loans comprised 11% of the total loan portfolio in 2024, 11% in 2023, and 11% in 2022. Civista’s loan portfolio does not include any foreign-based loans, loans to lesser-developed countries or loans to CBI or its other subsidiaries.

On a parent company only basis, CBI’s primary source of funds is the receipt of dividends paid by its subsidiaries, principally Civista. The ability of Civista to pay dividends is subject to limitations under various laws and regulations and to prudent and sound banking principles. Generally, subject to certain minimum capital requirements, Civista may declare a dividend without the approval of the State of Ohio Division of Financial Institutions (the “ODFI”) unless the total of the dividends in a calendar year exceeds the total net profits of the bank for the year combined with the retained profits of the bank for the two preceding years. At December 31, 2024, Civista had $51,007 of accumulated net profits available to pay dividends to CBI without approval of the ODFI.

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

Expand Relationships in Our Communities

We emphasize relationship banking by maintaining and growing our customers and contacts with personal interaction by our bankers and management teams in the communities that we serve. We strive to do this by offering a full suite of competitive banking products through efficient and varied delivery channels tailored to the needs of our customers and potential customers. Civista, through its Civista Wealth Management division, also offers investment and advisory solutions. Our approach is personalized and focused on what our clients need. We provide individuals, families, business and non-profits with personalized investment management, 401(-k) advisory services for employers, financial planning, trust services, and tailored lending.

Core Deposit Growth

We plan to continue to focus on growing our core, commercial operating and retail, non-maturity deposit base with an emphasis on relationship banking. Our business model focuses on gaining the majority of our customers’ banking relationships by implementing many best practices for community banks, including personalized service and technology. We believe that these generate “stickier” deposit accounts with larger average balances than might be attracted otherwise. From time to time, we also use pricing techniques in our efforts to attract banking relationships having larger than average balances.

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

Maintain Robust Capital and Liquidity Levels

The Company’s capital position provides a source of strength and continues to significantly exceed all regulatory capital guidelines as demonstrated by the December 31, 2024, Tier 1 Leverage ratios of the Company and Civista of 8.6 percent and 9.6 percent, respectively. We plan to continue to maintain robust capital reserves.

In addition to our robust capital levels, we maintain significant sources of both on- and off-balance sheet liquidity and plan to continue to do so. At December 31, 2024, our liquid assets included $63.2 million of short-term cash and equivalents supplemented by $648.1 million of investment securities classified as available for sale which can be readily sold or pledged as collateral, if necessary. In addition, we had the capacity to borrow additional funds totaling $370.1 million from the Federal Home Loan Bank of Cincinnati at December 31, 2024.

Ensure the Adequacy of Our Allowance for Credit Losses

Despite the challenges presented by the economic and overall market conditions over the past five years, our reserve levels have remained adequate with total allowance amounting to $39.7 million at December 31, 2024.

Market Area and Competition

At December 31, 2024, our primary market area consisted of the counties in which we currently operate branches, and loan production offices, including Erie, Crawford, Champaign, Cuyahoga, Franklin, Huron, Logan, Madison, Montgomery, Ottawa, Richland, Henry, Wood and Summit Counties in Ohio, Dearborn and Ripley Counties in Indiana and Kenton County in Kentucky. Our lending is concentrated in these markets and our predominant sources of deposits are the communities in which our offices are located as well as the neighboring communities.

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

Through our equipment leasing and financing business operated by our CLF division, we offer commercial equipment leasing services for businesses nationwide.

Through our Civista Wealth Management division we offer investment advisory services to individuals, families, businesses and non-profits with personalized investment management, 401(-k) advisory services for employers, financial planning, and trust services.

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

Civista employs approximately 527 full-time equivalent employees to whom a variety of benefits are provided. CBI has no employees. CBI and its subsidiaries are not parties to any collective bargaining agreements. Management considers its relationship with its employees to be good.

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

Federal Reserve System: The Federal Reserve Board requires all depository institutions to maintain reserves at specified levels against their transaction accounts, primarily checking accounts. In response to the COVID-19 pandemic, the Federal Reserve Board reduced reserve requirement ratios to 0% effective on March 26, 2020, to support lending to households and businesses. The reserve requirement ratio remained at 0% as of December 31, 2024.

Gramm-Leach-Bliley Act (“GLBA)”: The GLBA permits qualifying bank holding companies to elect to become financial holding companies and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature if (i) the holding company is well capitalized and well managed and (ii) each of the holding company’s subsidiary banks is well capitalized under the FDIC’s Deposit Insurance Corporation Act of 1991 prompt corrective action provisions, is well managed, and has at least a satisfactory rating under the Community Reinvestment Act (the “CRA”). In March 2000, CBI became a financial holding company. No regulatory approval is required for a financial holding company to acquire a company, other than a bank or a savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve Board.

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

The Dodd-Frank Act requires the FDIC to offset the effect on insured institutions with assets of less than $10 billion of the increase in the statutory minimum DRR to 1.35% from the former statutory minimum of 1.15%. Although the FDIC's rules reduced assessment rates on all banks, they imposed a surcharge on banks with assets of $10 billion or more to be paid until the DRR reached 1.35%. The DRR met the statutory minimum of 1.35% on September 30, 2018. As a result, the previous surcharge imposed on banks with assets of $10 billion or more was lifted. In addition, preliminary assessment credits have been determined by the FDIC for banks with assets of less than $10 billion, which had previously contributed to the increase of the DRR to 1.35%. On June 30, 2019, the DRR reached 1.40%, and the FDIC applied credits for banks with assets of less than $10 billion ("small bank credits") beginning September 30, 2019. As of June 30, 2020, the DRR fell below the minimum DRR to 1.30%. As a result, the FDIC adopted a restoration plan requiring the restoration of the DRR to 1.35% within eight years (September 30, 2028). The FDIC rules further changed the method of determining risk-based assessment rates for established banks with less than $10 billion in assets to better ensure that banks taking on greater risks pay more for deposit insurance than banks that take on less risk. In the FDIC's most recent semiannual update for the Amended Restoration Plan in October 2024, the FDIC noted the reserve ratio increased 6 basis points from 1.15% as of December 31, 2023 to 1.21% as of June 30, 2024. The FDIC staff projected that the reserve ratio remains on track to reach the statutory minimum of 1.35% ahead of the deadline of September 30, 2028. As a result, the FDIC staff recommended no changes to the Amended Restoration Plan and all scheduled assessment rates were maintained.

In November 2023, the FDIC issued a final rule to implement a special assessment to recover losses to the DIF incurred as a result of bank failures earlier that year and the FDIC’s use of the systemic risk exception to cover certain deposits that were otherwise uninsured. The special assessment was based on estimated uninsured deposits as of December 31, 2022 (excluding the first $5.0 billion) and was assessed at a quarterly rate of 3.36 basis points, over eight quarterly assessment periods, that began in the first quarter of 2024. In June 2024, due to the increased estimate of losses, the FDIC announced that it projects that the special assessment will be collected for an additional two quarters beyond the initial eight-quarter collection period, at a lower rate. This updated assessment was made under the FDIC’s final rule whereby the estimated loss pursuant to the systemic risk determination can be periodically adjusted. The FDIC has also retained the ability to cease collection early, extend the special assessment collection period and impose a final shortfall special assessment. The special assessments are tax deductible. The extent to which any such additional future assessments will impact our future deposit insurance expense is currently uncertain. Because Civista's uninsured deposits were less than $5 billion for the quarter ended December 31, 2022, Civista will not be subject to this special assessment.

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

Consumer Financial Protection Bureau: Civista is subject to a number of federal and state consumer protection laws that extensively govern our relationship with our customers. These laws include the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Truth in Savings Act, the Electronic Fund Transfer Act, the Expedited Funds Availability Act, the Home Mortgage Disclosure Act, the Fair Housing Act, the Real Estate Settlement Procedures Act, the Fair Debt Collection Practices Act, the Service Members Civil Relief Act and these laws’ respective state-law counterparts, as well as state usury laws and laws regarding unfair and deceptive acts and practices. These and other federal and state laws, among other things, require disclosures of the cost of credit and terms of deposit accounts, provide substantive consumer rights, prohibit discrimination in credit transactions, regulate the use of credit report information, provide financial privacy protections, prohibit unfair, deceptive and abusive practices, restrict our ability to raise interest rates and subject us to substantial regulatory oversight. Violations of applicable consumer protection laws can result in significant potential liability from litigation brought by customers, including actual damages, restitution and attorneys’ fees. Federal bank regulators, state attorneys general and state and local consumer protection agencies may also seek to enforce consumer protection requirements and obtain these and other remedies, including regulatory sanctions, customer rescission rights, action by the state and local attorneys general in each jurisdiction in which we operate and civil money penalties. Failure to comply with consumer protection requirements may also result in our failure to obtain any required bank regulatory approval for merger or acquisition transactions we may wish to pursue or our prohibition from engaging in such transactions even if approval is not required.

The Consumer Financial Protection Bureau (“CFPB”) is a federal agency responsible for implementing, examining and enforcing compliance with federal consumer protection laws. The CFPB has broad rulemaking authority for a wide range of consumer financial laws that apply to all banks, including, among other things, laws relating to fair lending and the authority to prohibit “unfair, deceptive or abusive” acts and practices. Abusive acts or practices are defined as those that materially interfere with a consumer’s ability to understand a term or condition of a consumer financial product or service or take unreasonable advantage of a consumer’s (i) lack of financial savvy, (ii) inability to self-protect in the selection or use of consumer financial products or services, or (iii) reasonable reliance on a covered entity to act in the consumer’s interests. The CFPB can issue cease-and-desist orders against banks and other entities that violate consumer financial laws. The CFPB may also institute a civil action against an entity in violation of federal consumer financial law in order to impose a civil penalty or injunction. The CFPB has examination and enforcement authority over all banks with more than $10 billion in assets, as well as their affiliates. Banking regulators take into account compliance with consumer protection laws when considering approval of a proposed transaction.

In October 2024, the CFPB issued a final rule that requires a provider of payment accounts or products, such as a bank, to make data available to consumers, free upon request, regarding the products or services they obtain from the provider. Any such data provider is also required to make such data available to third parties, with the consumer’s express authorization and through an interface that satisfies formatting, performance, and security standards, for the purpose of such third parties providing the consumer with financial products or services requested by the consumer. Data required to be made available under the rule includes transaction information, account balance, account and routing numbers, terms and conditions, upcoming bill information, and certain account verification data. The final rule is intended to give consumers control over their financial data, including with whom it is shared, and encourage competition in the provision of consumer financial products or services. Banks with over $3 billion and less than $10 billion in total assets must comply with the new requirements by April 1, 2028.

Community Reinvestment Act: The CRA requires depository institutions to assist in meeting the credit needs of their market areas, including low- and moderate-income areas, consistent with safe and sound banking practice. Under this Act, each institution is required to adopt a statement for each of its market areas describing the depository institution’s efforts to assist in its community’s credit needs. Depository institutions are periodically examined for compliance and assigned one of four ratings: outstanding, satisfactory, needs improvement, or substantial noncompliance. The rating assigned to a financial institution is considered in connection with various applications submitted by a financial institution or its holding company to its banking regulators, including applications to acquire another financial institution or to open a new branch office. In addition, all subsidiary banks of a financial holding company must maintain a satisfactory or outstanding rating in order for the financial holding company to avoid limitations on its activities. Civista received a rating of “satisfactory" in its most recent CRA examination.

On October 24, 2023, the federal banking agencies, including the Federal Reserve Board, issued a final rule designed to strengthen and modernize the regulations implementing the CRA. The changes are designed to encourage banks to expand access to credit, investment and banking services in low-and moderate-income communities, adapt to changes in the banking industry, including mobile and internet banking, provide greater clarity and consistency in the application of the CRA regulations, and tailor CRA evaluations and data collection to bank size and type. The applicability date for the majority of the changes to the CRA regulations is January 1, 2026, and additional requirements will be applicable on January 1, 2027. The Company is currently evaluating the final rule and its potential impact on the Company's CRA activities and operations.

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

Corporate Governance: As mandated by the Sarbanes-Oxley Act of 2002, the SEC has adopted rules and regulations governing, among other matters, corporate governance, auditing and accounting, executive compensation and enhanced and timely disclosure of corporate information. Nasdaq has also adopted corporate governance rules. The Board of Directors of the Company has taken a series of actions to strengthen and improve the Company’s governance practices in light of the rules of the SEC and Nasdaq. The Board of Directors has adopted charters for the Audit Committee, the Compensation Committee, the Nominating Committee and the Board Risk Committee, as well as a Code of Conduct (Ethics) applicable to all directors, officers and employees of the Company. Copies of the Code of Conduct and the Audit, Compensation, and Nominating Committee charters can be found on the Company’s website at www.civb.com by first clicking “Corporate Overview” and then “Governance Documents”. In addition, in accordance with Section 302(a) of the Sarbanes-Oxley Act, written certifications by CBI’s Chief Executive Officer and Chief Financial Officer are required. These certifications attest that CBI’s quarterly and annual reports filed with the SEC do not contain any untrue statement of a material fact. See Item 9A “Controls and Procedures” in Part II of this Form 10-K for CBI’s evaluation of its disclosure controls and procedures.

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

At December 31, 2024, both CBI and Civista were in compliance with all of the regulatory capital requirements to which they are subject. For CBI’s and Civista’s capital ratios, see Note 19 to the Company’s 2024 Consolidated Financial Statements.

The Federal Reserve Board has adopted regulations governing prompt corrective action to resolve the problems of capital deficient and otherwise troubled state-chartered member banks. At each successively lower defined capital category, a bank is subject to more restrictive and numerous mandatory or discretionary regulatory actions or limits, and the Federal Reserve Board has less flexibility in determining how to resolve the problems of the institution. In addition, the Federal Reserve Board generally can downgrade a bank’s capital category, notwithstanding its capital level, if, after notice and opportunity for hearings, the bank is deemed to be engaged in an unsafe or unsound practice, because it has not corrected deficiencies that resulted in it receiving a less than satisfactory examination rating on matters other than capital or it is deemed to be in an unsafe or unsound condition. Civista’s capital at December 31, 2024, met the standards for the highest capital category, a “well-capitalized” bank.

Federal Reserve Board regulations also limit the payment of dividends by Civista to CBI. Civista may not pay a dividend if it would cause Civista not to meet its capital requirements. In addition, the dividends that Civista may pay to CBI without prior approval of the Federal Reserve Board is limited to net income for the year plus its retained net income for the preceding two years.

Volcker Rule

In December 2013, five federal agencies adopted a final regulation implementing the Volcker Rule provision of the Dodd-Frank Act (the "Volcker Rule"). The Volcker Rule places limits on the trading activity of insured depository institutions and entities affiliated with a depository institution, subject to certain exceptions. The trading activity includes a purchase or sale as principal of a security, derivative, commodity future or option on any such instruments in order to benefit from short-term price movements or to realize short-term profits. The Volcker Rule exempted specified U.S. Government, agency and/or municipal obligations, and it exempts trading conducted in certain capacities, including as a broker or other agent, through a deferred compensation or pension plan, as a fiduciary on behalf of customers, to satisfy a debt previously contracted, repurchase and securities lending agreements and risk-mitigating hedging activities.

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

Non-Banking Subsidiaries. The Company’s non-banking subsidiaries are also subject to regulation by the Federal Reserve Board and other applicable federal and state agencies. FCIA, as a licensed insurance agency, is subject to regulation by the Ohio Department of Insurance and the state insurance regulatory agencies of those states where it conducts business. CRMI, as a Delaware-chartered captive insurance company, is subject to the laws and regulations of the State of Delaware and undergoes periodic examinations by the Delaware Department of Insurance.

Executive and Incentive Compensation

The Dodd-Frank Act requires that the federal banking agencies, including the Federal Reserve Board and the FDIC, issue a rule related to incentive-based compensation. No final rule implementing this provision of the Dodd-Frank Act has, as of the date of the filing of this Annual Report on Form 10-K, been adopted, but a proposed rule was published in 2016, and again in 2024, that expanded upon a prior proposed rule published in 2011. The proposed rule is intended to: (i) prohibit incentive-based payment arrangements that the banking agencies determine could encourage certain financial institutions to take inappropriate risks by providing excessive compensation or that could lead to material financial loss; (ii) require the board of directors of those financial institutions to take certain oversight actions related to incentive-based compensation; and (iii) require those financial institutions to disclose information concerning incentive-based compensation arrangements to the appropriate federal regulator. Although a final rule has not been issued, the Company has undertaken efforts to ensure that the Company’s incentive compensation plans do not encourage inappropriate risks, consistent with the principles identified above.

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

Following the adoption of additional listing requirements in 2023 to comply with the Dodd-Frank Act and rules adopted by the SEC in October 2022, public companies are now required to adopt and implement "clawback" policies for incentive compensation payments and to disclose the details of the procedures which allow recovery of incentive compensation that was paid on the basis of erroneous financial information necessitating a restatement due to material noncompliance with financial reporting requirements. This clawback policy is intended to apply to compensation paid within the three completed fiscal years immediately preceding the date the issuer is required to prepare a restatement and would cover all executives who received incentive awards. The Company has implemented a clawback policy and it is posted under the “Corporate Overview” tab on the “Governance Documents” page of CBI’s Internet website.

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

RISK FACTORS

The following sets forth certain risk factors that we believe are relevant to the Company and its business. These risk factors are not presented in any particular order and do not constitute all of the risks that may affect our business. Additional risks that are not presently known or that we currently deem to be immaterial could also have a material adverse impact on our business, financial condition, or results of operations.

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

WE ARE SUBJECT TO LIQUIDITY RISK.

Our banking operations require liquidity to meet our deposit and debt obligations as they come due. There are many potential factors that could reduce our access to liquidity sources, including higher interest rate environments, tightening fiscal policy, a downturn in the U.S. economy, difficult credit markets or adverse regulatory actions. Our access to deposits may also be affected by the liquidity needs of our depositors. A substantial majority of our liabilities are demand, savings, interest checking and money market deposits, which are payable on demand or upon several days' notice, while by comparison, a substantial portion of our assets are loans, which cannot be called or sold in the same time frame. We may not be able to replace maturing deposits and advances as necessary in the future, especially if a large number of our depositors sought to withdraw their accounts, regardless of the reason. Our access to deposits may be negatively impacted by, among other factors, periods of low interest rates or higher interest rates which could promote increased competition for deposits, including from new financial technology competitors, or provide customers with alternative investment options. Additionally, negative news about us or the banking industry in general could negatively impact market and/or customer perceptions of our company, which could lead to a loss of depositor confidence and an increase in deposit withdrawals, particularly among those with uninsured deposits. Furthermore, as we and other regional banking organizations experienced in 2023, the failure of other financial institutions may cause deposit outflows as customers spread deposits among several different banks so as to maximize their amount of FDIC insurance, move deposits to banks deemed "too big to fail" or remove deposits from the banking system entirely. As of December 31, 2024, approximately 15% of our deposits were uninsured, and we rely on these deposits for liquidity. A failure to maintain adequate liquidity could have a material adverse effect on our business, financial condition and results of operations.

ADVERSE CHANGES IN THE REAL ESTATE MARKET COULD CAUSE INCREASES IN DELINQUENCIES AND NON-PERFORMING ASSETS, INCLUDING ADDITIONAL LOAN CHARGE-OFFS, AND COULD DEPRESS OUR INCOME, EARNINGS AND CAPITAL.

At December 31, 2024, approximately 24.8% and 51.9%, respectively, of our loan portfolio was comprised of residential and commercial real estate loans. Adverse changes in economic conditions both nationally and in the communities we serve may cause deterioration to the value of real estate Civista uses to secure its loans. Adverse changes in the economy, deterioration of our real estate portfolio, a decrease in real estate values, an increase in unemployment, decreased or nonexistent housing price appreciation or increases in interest rates could reduce our earnings and consequently our financial condition because borrowers may not be able to repay their loans. The value of the collateral securing our loans and the quality of our loan portfolio may decline and customers may not want or need our products and services.

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

See the discussion under "Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for additional information related to the Company’s interest rate risk.

A transition away from LIBOR as a reference rate for financial contracts could negatively IMPACT our income and expenses and the value of various financial contracts.

LIBOR was used extensively in the United States and globally for many years as a benchmark for various commercial and financial contracts, including adjustable rate mortgages, corporate debt, interest rate swaps and other derivatives. LIBOR was set based on interest rate information reported by certain banks. In the U.S., as a result of efforts to identify a set of alternative U.S. dollar reference interest rates the Alternative Reference Rate Committee (“ARRC”) recommended the use of a Secured Overnight Funding Rate (“SOFR”) as the set of alternative U.S. dollar reference interest rates. SOFR is different from LIBOR in that it is a backward looking secured rate rather than a forward looking unsecured rate.

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

Noncompliance with the Bank Secrecy Act ("BSA") and other anti-money laundering statutes and regulations could cause a material financial loss.

The BSA and the Patriot Act contain anti-money laundering and financial transparency provisions intended to detect and prevent the use of the U.S. financial system for money laundering and terrorist financing activities. The BSA, as amended by the Patriot Act and the AMLA, requires depository institutions and their holding companies to undertake activities including maintaining an anti-money laundering program, verifying the identity of clients, monitoring for and reporting suspicious transactions, reporting on cash transactions exceeding specified thresholds, and responding to requests for information by regulatory authorities and law enforcement agencies. Financial Crimes Enforcement Network (also known as "FinCEN"), a unit of the Treasury Department that administers the BSA, is authorized to impose significant civil money penalties for violations of those requirements and has recently engaged in coordinated enforcement efforts with the federal bank regulatory agencies, as well as the U.S. Department of Justice, Drug Enforcement Administration, and Internal Revenue Service. The AMLA is intended to be a comprehensive reform and modernization to U.S. bank secrecy and anti-money laundering laws, which includes a codified risk-based approach to anti-money laundering compliance for financial institutions; requires the development of standards for evaluating technology and internal processes for BSA compliance; expands enforcement-related and investigation-related authority, including increasing available sanctions for certain BSA violations and instituting BSA whistleblower incentives and protections.

There is also increased scrutiny of compliance with the rules enforced by the Office of Foreign Assets Control (also known as "OFAC"). If the Company’s policies, procedures, and systems are deemed deficient, or if the policies, procedures, and systems of the financial institutions that the Company has already acquired or may acquire in the future are deficient, the Company may be subject to liability, including fines and regulatory actions such as restrictions on the Company’s ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain planned business activities, including acquisition plans, which could negatively impact our business, financial condition, and results of operations. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for the Company.

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

Financial or operational difficulties of a third-party provider could also impair our operations if those difficulties interfere with such third party’s ability to serve the Company. If a critical third-party provider is unable to meet the needs of the Company in a timely manner, or if the services or products provided by such third party are terminated or otherwise delayed and if the Company is not able to develop alternative sources for these services and products quickly and cost-effectively, our business could be materially adversely effected.

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

On June 16, 2016, the FASB issued Accounting Standard Update ("ASU") 2016-13 "Financial Instruments - Credit Losses", which replaces the incurred loss model with an expected loss model, and is referred to as the current expected credit loss ("CECL") model. Under the incurred loss model, loans were recognized as impaired when there was no longer an assumption that future cash flows would be collected in full under the originally contracted terms. Under the CECL model, financial institutions are required to use historical information, current conditions and reasonable forecasts to estimate the expected loss over the life of the loan. The transition to the CECL model requires significantly greater data requirements and changes to methodologies to accurately account for expected losses under the new parameters. If the methodologies and assumptions that we use in the CECL model are proven to be incorrect, or inadequate, the allowance for credit losses may not be sufficient, resulting in the need for additional allowance for credit losses to be established, which could have a material adverse impact on our financial condition and results of operations. The Company adopted ASU 2016-13 effective January 1, 2023 and, upon adoption, recognized a one-time cumulative effect adjustment (increase) to the retained earnings upon adoption in the first quarter of 2023 of $6,069.

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

A borrower’s ability to repay a loan can be adversely affected by individual factors, such as business performance, job losses or health issues. A weak or deteriorating economy and changes in the United States or global markets also could adversely impact the ability of our borrowers to repay outstanding loans. Any decrease in our borrowers’ ability to repay loans would result in higher levels of nonperforming loans, net charge-offs, and provision for credit losses.

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

Our credit risk may be exacerbated when collateral held by us to secure obligations to us cannot be realized upon or is liquidated at prices that are not sufficient to recover the full amount of the loan or derivative exposure due to us.

Due in part to improvement in local and general economic conditions, as well as actions we have taken to manage our loan portfolio, our provision for credit losses has declined since the end of the 2007-2008 financial crisis. However, if we experience higher levels of provision for credit losses in the future, our net income could be negatively affected.

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

Regulations affecting banks and financial services businesses are undergoing continuous change and management cannot predict the effect of those changes. The impact of any changes to laws and regulations or other actions by regulatory agencies could adversely affect our business. Regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the ability to impose restrictions on the operation of an institution and the ability to determine the adequacy of an institution’s allowance for credit losses. Failure to comply with applicable laws, regulations and policies could result in sanctions being imposed by the regulatory agencies, including the imposition of civil money penalties, which could have a material adverse effect on our operations and financial condition. Even the reduction of regulatory restrictions could have an adverse effect on us if such lessening of restrictions increases competition within our industry or market areas.

DEPOSIT INSURANCE PREMIUMS MAY INCREASE AND HAVE A NEGATIVE EFFECT ON THE COMPANY’S RESULTS OF OPERATIONS.

The DIF maintained by the FDIC to resolve bank failures is funded by fees assessed on insured depository institutions. The costs of resolving bank failures increased for a period of time and decreased the DIF. The FDIC collected a special assessment in 2009 to replenish the DIF and also required a prepayment of an estimated amount of future deposit insurance premiums. If the costs of future bank failures increase, the deposit insurance premiums required to be paid by Civista may also increase. The FDIC recently adopted rules revising its assessments in a manner benefiting banks with assets totaling less than $10 billion. There can be no assurance, however, that assessments will not be changed in the future.

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

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles ("GAAP") requires management to make significant estimates that affect the financial statements. Due to the inherent nature of these estimates, actual results may vary materially from management’s estimates. In June 2016, FASB issued a new accounting standard for recognizing current expected credit losses, commonly referred to as CECL. CECL has resulted in earlier recognition of credit losses and requires consideration of not only past and current events but also reasonable and supportable forecasts that affect collectability. The Company adopted CECL effective January 1, 2023. Upon adoption of CECL, credit loss allowances have increased, which have decreased retained earnings and regulatory capital. While the federal banking regulators adopted rules that allow banks to phase in the day-one impact of CECL on regulatory capital over three years, Civista Bank did not choose to phase in the impact.

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

RISKS RELATED TO OUR CAPITAL AND STOCK

WE MAY ELECT OR NEED TO RAISE ADDITIONAL CAPITAL IN THE FUTURE, BUT CAPITAL MAY NOT BE AVAILABLE WHEN IT IS NEEDED.

We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. In addition, federal banking agencies have recently finalized extensive changes to their capital requirements, including the adoption of the final “Basel III” rules as discussed above, which result in higher capital requirements and more restrictive leverage and liquidity ratios than those previously in place. If we experience significant credit losses, additional capital may need to be infused. In addition, we may elect to raise additional capital to support business growth and/or to finance acquisitions, if any, or we may otherwise elect or be required to raise additional capital. Our ability to raise additional capital, if needed, will depend on conditions in the capital markets, economic conditions and a number of other factors, many of which are outside our control, and are based on our financial performance. Accordingly, we cannot be assured of our ability to raise additional capital if needed or on terms acceptable to us. If we cannot raise additional capital when needed, it may have a material adverse effect on our financial condition, results of operations and prospects.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

The Company understands that security of our banking operations is critical to protecting our customers, maintaining our reputation and preserving the value of the Company. The Company is focused on addressing cybersecurity risks on confidentiality, integrity, and the availability of the information the Company collects, transmits and stores by identifying, preventing, and mitigating cybersecurity risks. The Board of Directors, through the Board Risk and Audit Committees, and the Company's Enterprise Risk Management Committee provide direction and oversight of the enterprise-wide risk management program of the Company, which includes the Information Security Program. The Chief Information Officer and the Chief Risk Officer oversee these programs to accomplish the following:

•
assure the confidentiality, integrity and availability of our information and information systems;
•
protect against any anticipated threats or hazards to the confidentiality, integrity or availability of such information and information systems; and
•
protect against unauthorized access to or use of such information or information systems that could result in substantial harm or inconvenience to us, our clients and the value of the Company.

These programs establish policies (including vendor management), procedures, risk assessments, systems, monitoring, reporting, strategies, and training to effectively manage cybersecurity risks. Specifically, the Company deploys multiple layers of controls, including embedding security into our technology investments, designed to identify, protect, detect, respond to and recover from information security and cybersecurity incidents. The Company also performs simulations and drills to further ensure our readiness and preparedness for potential threats. In addition, the Company employs a nationally recognized firm with information security experts to annually perform audits that extensively test our program and controls, which are reviewed by the Board Audit Committee. These programs and controls align with Federal Financial Institutions Examination Council guidelines and standards.

While we do not believe that our business strategy, results of operations or financial condition have been materially adversely affected by any cybersecurity incidents, cybersecurity threats are present and similar to other financial institutions. The Company, as well as our customers, colleagues, regulators, service providers and other third parties, have seen an increase in information security and cybersecurity risk in recent years. We continue to assess the risks and threats in the cyber environment, invest in enhancements to our cybersecurity capabilities, and engage in industry and government forums to promote advancements in our cybersecurity collaboration and capabilities.

Item 2. Properties

CBI neither owns nor leases any properties. Civista owns its main office at 100 East Water Street, Sandusky, Ohio, which is also the office of CBI. Civista also owns branch banking offices in the following Ohio and Indiana communities: Sandusky (2), Norwalk (2), Berlin Heights, Willard, Castalia, Port Clinton, New Washington, Shelby (2), Greenwich, Plymouth, Shiloh, Dublin, Plain City, Russells Point, Urbana (2), Dayton (2), Quincy, Napoleon (2), Malinta, Holgate, Liberty Center, Lawrenceburg (3), Aurora, West Harrison, Milan, Osgood and Versailles. Civista leases branch banking offices in the Ohio communities of Akron, Huron, West Liberty, Dayton, Bowling Green and Beachwood. Civista also leases loan production offices in Westlake, Ohio and Fort Mitchell, Kentucky. The CLF division of Civista leases its offices located in Pittsburgh, Pennsylvania and Dover, New Hampshire.

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

Item 4. Mine Safety Disclosures

Not Applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of February 18, 2025, there were approximately 1,651 shareholders of record (not including the number of persons or entities holding stock in nominee or street name through various brokerage firms) of the Company’s common shares.

Information regarding the restrictions applicable to the Company’s payment of dividends is included under Item 1 of this Annual Report on Form 10-K and is incorporated herein by reference.

The following table details repurchases by the Company and purchases by "affiliated purchasers" as defined in Rule 10b-18(a)(3) under the Exchange Act of the Company's common shares during the fourth quarter of 2024.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2024 - October 31, 2024	—	$—	$—	$12,003,223
November 1, 2024 - November 30, 2024	—	—	—	—
December 1, 2024 - December 31, 2024	—	—	—	—
Total	—	$—	—	$12,003,223

On April 18, 2023, the Company announced a common share repurchase program pursuant to which the Company is authorized to repurchase a maximum aggregate value of $13,500,000 of its outstanding common shares through April 25, 2025. As of December 31, 2024, a total of 84,230 common shares had been repurchased for an aggregate purchase price of $1,496,777 under this repurchase program.

Shareholder Return Performance

Set forth below is a line graph comparing the five-year cumulative return of the common shares of Civista Bancshares, Inc. (ticker symbol CIVB), based on an initial investment of $100 on December 31, 2019, and assuming reinvestment of dividends, with the cumulative return of the Standard & Poor’s 500 Index, and the S&P U.S. BMI Banks Index. The comparative indices were obtained from S&P Global Market Intelligence.

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

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Amounts in thousands, except per share data)

General

The following paragraphs more fully discuss the significant highlights, changes and trends as they relate to the Company’s financial condition, results of operations, liquidity and capital resources as of December 31, 2024 and 2023, and during the three-year period ended December 31, 2024. This discussion should be read in conjunction with the Consolidated Financial Statements and Notes to the Consolidated Financial Statements, which are included elsewhere in this report.

Financial Condition

At December 31, 2024, the Company’s total assets were $4,098,469, compared to $3,861,418 at December 31, 2023. Net loans and securities available for sale increased $216,993 and $29,795 from December 31, 2023, to December 31, 2024, respectively. Other factors contributing to the change in assets are discussed in the following sections.

Loans held for sale decreased $1,060, from $1,725 at December 31, 2023 to $665 at December 31, 2024. The decrease is due to lower balances of held loans. At December 31, 2024, six loans totaling $665 were held for sale as compared to nine loans totaling $1,725 at December 31, 2023.

At December 31, 2024, the Company’s net loans totaled $3,041,561 and increased by 7.7% from $2,824,568 at December 31, 2023. The increase in net loans was spread across most segments. Commercial & Agriculture loans increased $23,695, Commercial Real Estate - Non-Owner Occupied loans increased $64,097, Residential Real Estate loans increased $104,028, and Real Estate Construction loans increased $45,583. The increases in the foregoing loan segments were partially offset by decreases of $17,901 in total for the remaining loan segments.

Maturities and Sensitivities of Loans to Changes in Interest Rates

The following table shows the amount of Commercial and Agriculture, Commercial Real Estate, Residential Real Estate, Real Estate Construction, Farm Real Estate, Lease financing receivables and Consumer and Other Loans outstanding as of December 31, 2024, which, based on the contract terms for repayments of principal, are due in the periods indicated. In addition, the amounts due after one year are classified according to their sensitivity to changes in interest rates.

	Maturing
	Within one year	After one but within five years	After five but within fifteen years	After fifteen years	Total
	(Dollars in thousands)
Commercial & Agriculture	$160,054	$128,688	$38,634	$1,112	$328,488
Commercial Real Estate:
Owner Occupied	24,000	100,428	219,311	30,628	374,367
Non-Owner Occupied	108,375	526,003	546,735	44,878	1,225,991
Residential Real Estate	9,342	42,181	235,068	477,278	763,869
Real Estate Construction	59,340	110,228	91,406	45,018	305,992
Farm Real Estate	1,783	5,582	13,107	2,563	23,035
Lease financing receivables	3,327	39,907	3,666	—	46,900
Consumer and Other	1,298	9,417	1,465	408	12,588
Total	$367,519	$962,434	$1,149,392	$601,885	$3,081,230

	Due After One Year
	Fixed Rate	Variable Rate
	(Dollars in thousands)
Commercial & Agriculture	$96,257	$72,177
Commercial Real Estate:
Owner Occupied	80,020	270,347
Non-Owner Occupied	280,657	836,959
Residential Real Estate	154,957	599,570
Real Estate Construction	69,262	177,390
Farm Real Estate	5,242	16,010
Lease financing receivables	43,573	—
Consumer and Other	11,243	47
Total	$741,211	$1,972,500

The preceding maturity information is based on contract terms at December 31, 2024 and does not include any possible “rollover” at maturity date. In the normal course of business, Civista considers and acts on the borrowers’ requests for renewal of loans at maturity. Evaluation of such requests includes a review of the borrower’s credit history, the collateral securing the loan and the purpose for such request.

Analysis of the Allowance for Credit Losses

The following table shows the daily average loan balances and changes in the allowance for credit losses for the years indicated.

	2024	2023	2022
	(Dollars in thousands)
Total loans outstanding	$3,081,230	$2,861,727	$2,648,281
Allowance for credit losses at year end	39,669	37,160	28,511
Loans accounted for on a nonaccrual basis	30,950	12,467	6,507
Allowance for credit losses to total loans outstanding	1.29%	1.30%	1.08%
Nonaccrual loans to total loans outstanding	1.00%	0.44%	0.25%
Allowance for credit losses to nonaccrual loans	128.17%	298.07%	438.16%
Average loans outstanding:
Commercial & Agriculture	310,770	276,438	236,315
Commercial Real Estate—Owner Occupied	374,965	372,214	322,132
Commercial Real Estate—Non-Owner Occupied	1,198,569	1,086,895	896,562
Real Estate Mortgage	721,379	588,739	511,973
Real Estate Construction	286,264	254,429	179,183
Farm Real Estate	24,279	24,250	24,388
Lease financing receivables	53,392	44,014	8,382
Consumer and Other	15,294	10,651	20,147
Loan participations sold, reflected as secured borrowings	—	65,167	87,846
Total average loans outstanding	2,984,912	2,722,797	2,286,928
Net charge-offs (recoveries):
Commercial & Agriculture	1,942	1,122	(2)
Commercial Real Estate—Owner Occupied	—	(15)	(42)
Commercial Real Estate—Non-Owner Occupied	654	(46)	(74)
Real Estate Mortgage	(114)	(116)	(66)
Real Estate Construction	(12)	(37)	(4)
Farm Real Estate	—	—	(6)
Lease financing receivables	861	—	23
Consumer and Other	45	72	53
Total net charge-offs (recoveries)	3,376	980	(118)
Ratio of net charge-offs (recoveries) during the year to average loans outstanding:
Commercial & Agriculture	0.62%	0.41%	(0.00)%
Commercial Real Estate—Owner Occupied	—	(0.00)%	(0.01)%
Commercial Real Estate—Non-Owner Occupied	0.05%	(0.00)%	(0.01)%
Real Estate Mortgage	(0.02)%	(0.02)%	(0.01)%
Real Estate Construction	(0.00)%	(0.01)%	(0.00)%
Farm Real Estate	—	—	(0.02)%
Lease financing receivables	1.61%	—	0.27%
Consumer and Other	0.29%	0.11%	0.06%
Total net charge-offs (recoveries)	0.11%	0.04%	(0.01)%

The amount of net charge-offs fluctuates from year to year due to factors relating to the condition of the general economy, decline in market values of collateral and deterioration of specific businesses.

The determination of the balance of the allowance for credit losses is based on the CECL methodology and utilizes a lifetime “expected credit loss” measurement objective for the recognition of credit losses for loans, held-to-maturity securities and other receivables at the time the financial asset is originated or acquired. The expected credit losses are adjusted each period for changes in expected lifetime credit losses. The methodology replaces the multiple existing impairment methods under prior GAAP, which generally require that a loss be incurred before it is recognized. In management’s judgment, the CECL methodology produces a result that is adequate to provide for future probable credit losses.

Allocation of Allowance for Credit Losses

The following tables allocate the allowance for credit losses at December 31, 2024, 2023, and 2022, to each loan category. The allowance has been allocated according to the amount deemed to be reasonably necessary to provide for expected lifetime credit losses within the following categories of loans at the dates indicated.

	2024		2023
	Allowance	Percentage of loans to total loans	Allowance	Percentage of loans to total loans
	(Dollars in thousands)
Commercial & Agriculture	$6,586	10.8%	$7,587	10.6%
Commercial Real Estate—Owner Occupied	4,327	12.1%	4,723	13.2%
Commercial Real Estate—Non-Owner Occupied	11,404	39.8%	12,056	40.6%
Real Estate Mortgage	11,866	24.8%	8,489	23.1%
Real Estate Construction	3,708	9.9%	3,388	9.1%
Farm Real Estate	226	0.7%	260	0.9%
Lease financing receivables	1,361	1.5%	297	1.9%
Consumer and Other	191	0.4%	341	0.6%
Unallocated	—	—	19	—
	$39,669	100.0%	$37,160	100.0%

	2022
	Allowance	Percentage of loans to total loans
	(Dollars in thousands)
Commercial & Agriculture	$3,011	10.9%
Commercial Real Estate—Owner Occupied	4,565	14.5%
Commercial Real Estate—Non-Owner Occupied	14,138	40.0%
Real Estate Mortgage	3,145	21.7%
Real Estate Construction	2,293	9.6%
Farm Real Estate	291	1.0%
Lease financing receivables	429	1.5%
Consumer and Other	98	0.8%
Unallocated	541	—
	$28,511	100.0%

Civista measures the adequacy of the allowance for credit losses by using the CECL methodology and utilizes a lifetime “expected credit loss” measurement objective for the recognition of credit losses for loans, held-to-maturity securities and other receivables at the time the financial asset is originated or acquired. The allowance for credit losses to total loans decreased slightly from 1.30% in 2023 to 1.29% in 2024.

Securities available for sale increased by $29,795, or 4.8%, from $618,272 at December 31, 2023 to $648,067 at December 31, 2024. U.S. Treasury securities and obligations of U.S. government agencies increased $29,729, or 43.9% from $67,658 at December 31, 2023 to $97,387 at December 31, 2024. Mortgage-backed securities increased $13,546, or 6.4%, from $212,015 at December 31, 2023 to $225,561 at December 31, 2024. Obligations of states and political subdivisions available for sale decreased by $13,480 from 2023 to 2024. The Company continues to utilize letters of credit from the Federal Home Loan Bank ("FHLB") to replace maturing securities that were pledged for public entities. As of December 31, 2024, the Company was in compliance with all applicable pledging requirements.

Mortgage-backed securities totaled $225,561 at December 31, 2024 and none were considered unusual or “high risk” securities as defined by regulatory authorities. Of this total, $192,035 consisted of pass-through securities issued by the Federal National Mortgage Association (“FNMA”), Federal Home Loan Mortgage Corporation (“FHLMC”), and Government National Mortgage Association (“GNMA”), and the remaining $33,526 of these securities were collateralized by mortgage-backed securities issued or guaranteed by FNMA, FHLMC, or GNMA. The average interest rate of the mortgage-backed securities portfolio at December 31, 2024 was 3.08%. The average maturity at December 31, 2024 was approximately 14.8 years.

Securities available for sale had a fair value at December 31, 2024 of $648,067. This fair value includes unrealized gains of approximately $882 and unrealized losses of approximately $62,873. Net unrealized losses totaled $61,991 at December 31, 2024 compared to net unrealized losses of $54,620 at December 31, 2023. The change in unrealized losses is primarily due to changes in market interest rates. Note 3 to the Consolidated Financial Statements provides additional information on unrealized gains and losses.

The following table sets forth the maturities of securities at December 31, 2024 and the weighted average yields of such debt securities. Maturities are reported based on stated maturities and do not reflect principal prepayment assumptions.

	Within one year		After one but within five years		After five but within ten years		After ten years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Available for Sale (2)
U.S. Treasury securities and obligations of U.S. government agencies	$38,567	3.86%	$46,747	1.77%	$3,413	3.69%	$8,660	6.60%
Obligations of states and political subdivisions (1)	1,210	4.86	32,387	2.36	38,687	3.41	252,835	3.14
Mortgage-backed securities in government sponsored entities	5,616	2.97	16,762	3.24	4,903	3.25	198,280	3.06
Total	$45,393	3.78%	$95,896	2.22%	$47,003	3.41%	$459,775	3.17%

(1)
Weighted average yields on nontaxable obligations have been computed based on actual yields stated on the security.
(2)
The weighted average yield has been computed using the historical amortized cost for available-for-sale securities.

Premises and equipment, net of accumulated depreciation, decreased $9,603 from December 31, 2023 to December 31, 2024. The decrease is the result of depreciation of $9,545 and net disposals exceeding new purchases by $58.

Goodwill remained unchanged from December 31, 2023 to December 31, 2024 at $125,520. Other intangible assets decreased $1,625 from year-end 2023. The decrease includes $1,484 of amortization on core deposit intangibles and a decrease of $141 of mortgage servicing rights.

Swap assets decreased $7,173 from December 31, 2023 to December 31, 2024. The decrease is primarily the result of $6,330 in cash collateral posted by counterparties at December 31, 2024 that is netted against the fair value of the swap asset.

Bank owned life insurance ("BOLI") increased $1,448 from December 31, 2023 to December 31, 2024. The difference is the result of increases in the cash surrender value of the underlying insurance policies partially offset by death benefits on life insurance policies held on two former employees.

Year-end deposit balances totaled $3,211,870 in 2024 compared to $2,985,028 in 2023, an increase of $226,842, or 7.6%. This increase in deposits at December 31, 2024 compared to December 31, 2023 included increases in savings and money market accounts of $289,172, or 33.5%, and certificate of deposit accounts of $44,085, or 5.1%, partially offset by decreases in noninterest bearing demand deposits of $76,605, or 9.9% and interest bearing demand accounts of $29,866 or 6.6%. Average deposit balances for 2024 were $3,086,961 compared to $2,852,037 for 2023, an increase of 8.2%. Noninterest bearing deposits averaged $701,397 for 2024, compared to $917,005 for 2023, decreasing $215,608, or 23.5%, which is primarily due to the closure of our former tax refund processing program. Savings, NOW, and MMDA accounts averaged $1,000,865 for 2024 compared to $855,946 for 2023, increasing $144,919, or 16.9%, primarily due to deposits associated with the Ohio Home Buyers Program. Average certificates of deposit increased $381,033 to total an average balance of $959,276 for 2024.

The average daily amount of deposits (all in domestic offices) and average rates paid on such deposits is summarized for the years indicated.

	2024		2023
	Average balance	Average rate paid	Average balance	Average rate paid
	(Dollars in thousands)
Noninterest-bearing demand deposits	$701,397	N/A	$900,124	N/A
Interest-bearing demand deposits	425,423	0.67%	497,512	0.03%
Savings, including Money Market deposit accounts	1,000,865	1.90%	858,551	1.15%
Certificates of deposit, including IRAs	959,276	4.58%	578,032	4.12%
	$3,086,961		$2,834,219

Uninsured deposits at December 31, 2024 and 2023 were $431,713 and $499,429, respectively. Uninsured deposits as of December 31, 2024 and 2023 are based on estimates and include portions of FDIC-insured deposit accounts that exceed the insurance limit of $250,000 per separately insured depositor.

Maturities of certificates of deposits and individual retirement accounts (IRAs) of more than $250,000 outstanding at December 31, 2024 are summarized as follows.

	Certificates of Deposits	Individual Retirement Accounts	Total
	(Dollars in thousands)
3 months or less	$42,338	$1,064	$43,402
Over 3 through 6 months	25,371	1,309	26,680
Over 6 through 12 months	26,420	2,262	28,682
Over 12 months	26,414	690	27,104
	$120,543	$5,325	$125,868

Other borrowings decreased $3,566 from December 31, 2023 to December 31, 2024. Other borrowings decreased due to lower borrowings at the CLF division.

Civista no longer offers repurchase agreements in the form of sweep accounts to commercial checking account customers, as of July 2023. These repurchase agreements totaled $0 at December 31, 2024 compared to $0 at December 31, 2023 and $25,143 at December 31, 2022. U.S. Treasury securities and obligations of U.S. government agencies maintained under Civista’s control were pledged as collateral for the repurchase agreements.

Swap liabilities decreased $843 from December 31, 2023 to December 31, 2024. The decrease is primarily the result of decreases in the fair value of swap liabilities as compared to December 31, 2023.

Total shareholders’ equity increased $16,500, or 4.4%, during 2024 to $388,502. Shareholders' equity increased due to net income of $31,683, partially offset by $10,063 of dividends on common shares and $164 of repurchases of common shares as treasury shares. Additionally, $871 was recognized as stock-based compensation in 2024 in connection with the grant of restricted common shares. Accumulated other comprehensive loss decreased $5,827 due to a decrease in the fair value of securities available for sale, net of tax. For further explanation of these items, see Note 1, Note 15 and Note 16 to the Consolidated Financial Statements. The Company paid $0.64 per common share in dividends in 2024 compared to $0.61 per common share in dividends in 2023.

Total outstanding common shares at December 31, 2024 were 15,487,667, which increased from 15,695,424 common shares outstanding at December 31, 2023. Common shares outstanding was impacted by the Company’s repurchase of 8,956 common shares during 2024 at an average repurchase price of $18.31. The Company repurchased 8,262 common shares pursuant to its stock repurchase program announced on May 8, 2023, pursuant to which the Company is authorized to repurchase a maximum aggregate value of $13,500 of the Company’s common shares until May 2, 2024. An additional 694 common shares were surrendered by officers to the Company to pay taxes upon vesting of restricted shares and 1,518 restricted common shares previously issued to officers were forfeited and 250,148 restricted shares issued as contingent consideration in the VFG acquisition were forfeited, as the measurement period expired and required lease thresholds were not met. The repurchase of common shares was offset by the grant of 42,239 restricted common shares to certain officers in 2024 under the Company’s 2014 Incentive Plan. In addition, 10,626 common shares were issued to Civista directors in 2024 as a retainer payment for service on the Civista Board of Directors.

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

Comparison of Results of Operations for the Years Ended December 31, 2024 and December 31, 2023

Net Income

The Company’s net income for the year ended December 31, 2024 was $31,683, compared to $42,964 for the year ended December 31, 2023. The change in net income was the result of the items discussed in the following sections.

Net Interest Income

Net interest income for 2024 was $116,710, a decrease of $8,786, or 7.0%, from 2023. From 2023 to 2024, average interest-earning assets increased $263,582, which increased interest income by $23,961, while average interest-bearing liabilities increased $435,723, which increased interest expense by $32,747. The Company continually examines its rate structure to ensure that its interest rates are competitive and reflective of the current rate environment in which it competes.

Total interest income increased $23,961 to $206,695 for the year ended December 31, 2024, which was attributable to an increase of $22,823 in interest and fees on loans. This change was the result of an increase in the average balance of loans, accompanied by a higher yield on the portfolio. The average balance of loans increased by $262,115, or 9.6%, to $2,984,912 for the year ended December 31, 2024, as compared to $2,722,797 for the year ended December 31, 2023. The loan yield increased to 6.15% for 2024, from 5.90% in 2023.

Interest on taxable securities increased $921 to $12,639 for the year ended December 31, 2024, compared to $11,718 for the same period in 2023. The average balance of taxable securities decreased $6,717 to $357,255 for the year ended December 31, 2024, as compared to $363,972 for the year ended December 31, 2023. The yield on taxable securities increased 30 basis points to 3.18% for 2024, compared to 2.88% for 2023. Interest on tax-exempt securities increased $191 to $9,473 for the year ended December 31, 2024, compared to $9,282 for the same period in 2023. The average balance of tax-exempt securities increased $9,155 to $291,833 for the year ended December 31, 2024 as compared to $282,678 for the year ended December 31, 2023. The yield on tax-exempt securities increased 6 basis points to 3.85% for 2024 compared to 3.79% for 2023.

Total interest expense increased $32,747, or 57.2%, to $89,985 for the year ended December 31, 2024, compared to $57,238 for the same period in 2023. The increase in interest expense can be attributed to an increase in the average rate paid, accompanied by an increase in the average balance of interest-bearing liabilities. For the year ended December 31, 2024, the average balance of interest-bearing liabilities increased $435,723 to $2,841,378, as compared to $2,405,655 for the year ended December 31, 2023. Interest incurred on deposits increased by $32,046 to $65,801 for the year ended December 31, 2024, compared to $33,755 for the same period in 2023. The increase in deposit expense was due to a increase in the average rate paid, as the average rate paid on demand and savings accounts increased from 0.57% in 2023 to 1.53% in 2024 and the average rate paid on time deposits increased from 4.51% in 2023 to 4.58% in 2024, which was coupled with an increase in the average balance of interest-bearing deposits of $450,532 for the year ended December 31, 2024 as compared to the same period in 2023. Interest expense incurred on FHLB advances and subordinated debentures increased 20.7% from 2023. The increase was due to an increase in the average balance of short-term FHLB balances and subordinated debentures to $341,692 and $104,017, respectively, accompanied by an increase in rates.

Refer to “Distribution of Assets, Liabilities and Shareholders’ Equity; Interest Rates and Interest Differential” and “Changes in Interest Income and Interest Expense Resulting from Changes in Volume and Changes in Rate” on pages 43 through 44 for further analysis of the impact of changes in interest-bearing assets and liabilities on the Company’s net interest income.

Provision and Allowance for Credit Losses

The Company’s policy is to maintain the allowance for credit losses at a level sufficient to provide for probable future losses in the current portfolio. Management believes the analysis of the allowance for credit losses supported a reserve of $39,669 at December 31, 2024. The Company provides for credit losses through regular provisions to the allowance for credit losses as necessary. The amount of the provision is affected by loan charge-offs, recoveries and changes in specific and general allocations required for the allowance for credit losses. A number of factors impact the provisions for credit losses, such as the level of higher risk loans in the portfolio, changes in practices related to loans, changes in collateral values and other factors. We continue to actively manage this process and have provided to maintain the reserve at a level that assures adequate coverage ratios.

Provisions for credit losses totaled $5,364 in 2024, $4,435 in 2023 and $1,752 in 2022. The Company’s provision for credit losses increased $929 during 2024, as compared to 2023, primarily to support organic loan growth in the portfolio.

Efforts are continually made to analyze each segment of the loan portfolio and quantify risk to assure that reserves are appropriate for each segment and the overall portfolio. Management specifically evaluates loans that are indivdually evaluated, which includes restructured loans, to estimate potential loss. This analysis includes a review of the loss migration calculation for all loan categories as well as fluctuations and trends in various risk factors that have occurred within the portfolios’ economic life cycle. The analysis also includes assessment of qualitative factors such as credit trends, unemployment trends, vacancy trends and loan growth. The composition and overall level of the loan portfolio and charge-off activity are also factors used to determine the amount of the allowance for credit losses.

Management analyzes each individually evaluated commercial and commercial real estate loan relationship with a balance of $350 or larger, on an individual basis and when it is in nonaccrual status or when an analysis of the borrower’s operating results and financial condition indicates that underlying cash flows are not adequate to meet its debt service requirements. Loans held for sale are excluded from consideration as individually evaluated. Loans are generally moved to nonaccrual status when 90 days or more past due. Individually evaluated loans or portions thereof are charged-off when deemed uncollectible.

Noninterest Income

Noninterest income increased $585, or 1.6%, to $37,748 for the year ended December 31, 2024, from $37,163 for the comparable 2023 period. The increase was primarily due to increases in net gain on sale of loans and leases of $1,530, lease revenue and residual income of $1,316, bank owned life insurance of $1,093 and wealth management fees of $752, which were partially offset by decreases in service charges of $1,092 and the discontinuation of the tax refund processing center.

Net gain on sale of loans and leases increased by $1,530 for 2024, primarily as a result of an increase in volume of loans sold. During the twelve-months ended December 31, 2024, 530 loans were sold, totaling $123,670. During the twelve-months ended December 31, 2023, 349 loans were sold, totaling $103,036. Lease revenue and residual income increased due to higher income from leasing operations at CLF. Bank owned life insurance increased by $1,093, primarily due to the receipt of death benefits on life insurance policies on two former employees in the amount of $699. Service charges decreased by $1,092 as the Company eliminated its representment fee and reduced overdraft charges.

Noninterest Expense

Noninterest expense increased $4,909, or 4.6%, to $112,520 for the year ended December 31, 2024, from $107,611 for the comparable 2023 period. The increase was primarily due to increases in compensation expense of $3,530, FDIC assessments of $994, professional services of $827 and software expense of $777, partially offset by decreases in equipment expense of $1,532.

The increase in compensation expense was due to increased payroll and payroll taxes, both related to merit increases, and an increase in employee insurance. The average full time equivalent ("FTE") employees was 531 at December 31, 2024, relatively flat from 2023. Software expense increased due to a general increase in legacy software maintenance contracts as well as new software contracts aimed at improving our ability to detect, deter, and mitigate fraud and fraud related losses. The increase in FDIC assessments was attributable to higher assessment multipliers charged to Civista. The increase in professional services was mainly due to utilizing consultants as we transitioned in our new finance team due to several tenured employee departures in 2024. The decrease in equipment expense was related to operating lease contracts, as our CLF division continues to originate fewer operating leases coupled with purchasing residual value insurance on those operating leases with a goal of eventually eliminating depreciation expense related to operating leases.

Income Tax Expense

Income tax expense was $4,891 in 2024 compared to $7,649 in 2023. Income tax expense as a percentage of pre-tax income was 13.4% in 2024 compared to 15.1% in 2023. A lower federal effective tax rate than the statutory rate of 21% in 2024 and 2023 is primarily due to tax-exempt interest income from state and municipal investments, municipal loans, income from BOLI and low income housing tax credits.

Comparison of Results of Operations for the Years Ended December 31, 2023 and December 31, 2022

A discussion regarding our financial condition and results of operations for the year ended December 31, 2023 and year-to-year comparisons between 2023 and 2022, which are not included in this Annual Report on Form 10-K, can be found under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2023 and are incorporated by reference herein.

Changes in Interest Income and Interest Expense

Resulting from Changes in Volume and Changes in Rate

The following table sets forth, for the periods indicated, a summary of the changes in interest income and interest expense resulting from changes in volume and changes in rate (Amounts in thousands):

	Increase (decrease) due to:
	Volume (1)	Rate (1)	Net
2024 compared to 2023
Interest income:
Loans	$15,926	$6,897	$22,823
Taxable securities	(308)	1,229	921
Nontaxable securities	40	151	191
Interest-bearing deposits in other banks	(45)	71	26
Total interest income	$15,613	$8,348	$23,961
Interest expense:
Savings and interest-bearing demand accounts	$413	$13,751	$14,164
Certificates of deposit	17,450	432	17,882
Short-term Federal Home Loan Bank advances	3,258	700	3,958
Long-term Federal Home Loan Bank advances	(23)	(1)	(24)
Securities sold under repurchase agreements	(4)	—	(4)
Federal funds purchased	(5)	(1)	(6)
Other borrowings	(5,033)	1,728	(3,305)
Subordinated debentures	7	75	82
Total interest expense	$16,063	$16,684	$32,747
Net interest income	$(450)	$(8,336)	$(8,786)
2023 compared to 2022
Interest income:
Loans	$22,820	$29,882	$52,702
Taxable securities	1,106	1,489	2,595
Nontaxable securities	896	527	1,423
Interest-bearing deposits in other banks	(1,651)	1,510	(141)
Total interest income	$23,171	$33,408	$56,579
Interest expense:
Savings and interest-bearing demand accounts	$(70)	$6,317	$6,247
Certificates of deposit	6,014	17,654	23,668
Short-term Federal Home Loan Bank advances	10,767	1,160	11,927
Long-term Federal Home Loan Bank advances	(710)	266	(444)
Securities sold under repurchase agreements	(6)	(1)	(7)
Federal funds purchased	—	—	—
Other borrowings	5	1,063	1,068
Subordinated debentures	(978)	(194)	(1,172)
Total interest expense	$15,022	$26,265	$41,287
Net interest income	$8,149	$7,143	$15,292

(1)
The change in interest income and interest expense due to changes in both volume and rate, which cannot be segregated, has been allocated proportionately to the change due to volume and the change due to rate.

Distribution of Assets, Liabilities and Shareholders’ Equity;

Interest Rates and Interest Differential

The following table sets forth, for the years ended December 31, 2024, 2023 and 2022, the distribution of assets, including interest amounts and average rates of major categories of interest-earning assets and noninterest-earning assets (Amounts in thousands):

	2024			2023			2022
Assets	Average balance	Interest	Yield/ rate	Average balance	Interest	Yield/ rate	Average balance	Interest	Yield/ rate
Interest-earning assets:
Loans (1)(2)(3)(5)	$2,984,912	$183,578	6.15%	$2,722,797	$160,755	5.90%	$2,286,928	$108,053	4.72%
Taxable securities (4)	357,255	12,639	3.18%	363,972	11,718	2.88%	341,600	9,123	2.49%
Non-taxable securities (4)(5)	291,833	9,473	3.85%	282,678	9,282	3.79%	263,981	7,859	3.56%
Interest-bearing deposits in other banks	20,580	1,005	4.87%	21,551	979	4.54%	146,849	1,120	0.76%
Total interest earning assets	3,654,580	206,695	5.62%	3,390,998	182,734	5.35%	3,039,358	126,155	4.16%
Noninterest-earning assets:
Cash and due from financial institutions	34,494			39,219			84,777
Premises and equipment, net	52,230			58,456			34,577
Accrued interest receivable	13,349			11,499			8,650
Intangible assets	134,273			133,626			96,492
Other assets	57,879			63,152			50,765
Bank owned life insurance	62,349			54,211			50,076
Less allowance for credit losses	(39,498)			(33,814)			(27,721)
Total	$3,969,656			$3,717,347			$3,336,974

(1)
For purposes of these computations, the daily average loan amounts outstanding are net of unearned income and include loans held for sale.
(2)
Included in loan interest income are loan fees of $2,952 in 2024, $2,960 in 2023 and $2,024 in 2022.
(3)
Non-accrual loans are included in loan totals and do not have a material impact on the analysis presented.
(4)
Average balance is computed using the carrying value of securities. The average yield has been computed using the historical amortized cost average balance for available for sale securities.
(5)
Yield/Rate is calculated using the tax-equivalent adjustment of 21% for 2024, 2023 and 2022.

Distribution of Assets, Liabilities and Shareholders’ Equity;

Interest Rates and Interest Differential (Continued)

The following table sets forth, for the years ended December 31, 2024, 2023 and 2022, the distribution of liabilities, including interest amounts and average rates of major categories of interest-bearing liabilities and shareholders’ equity (Amounts in thousands):

	2024			2023			2022
Liabilities and Shareholders’ Equity	Average balance	Interest	Yield/ rate	Average balance	Interest	Yield/ rate	Average balance	Interest	Yield/ rate
Interest-bearing liabilities:
Savings and interest-bearing demand accounts	$1,426,288	$21,853	1.53%	$1,356,789	$7,689	0.57%	$1,423,134	$1,442	0.01%
Time deposits	959,276	43,948	4.58%	578,243	26,066	4.51%	253,399	2,398	0.95%
Short-term Federal Home Loan Bank advances	341,692	18,451	5.39%	280,887	14,493	5.16%	66,875	2,566	3.84%
Long-term Federal Home Loan Bank advances	1,892	42	2.22%	2,909	66	2.27%	45,325	510	1.13%
Other borrowings	8,076	753	9.32%	74,025	4,058	5.48%	91,848	5,243	5.70%
Securities sold under repurchase agreements	—	—	—	8,685	4	0.05%	22,293	11	0.05%
Federal funds purchased	137	7	5.11%	244	13	5.33%	137	6	4.38%
Subordinated debentures	104,017	4,931	4.74%	103,873	4,849	4.67%	103,741	3,781	3.64%
Total interest-bearing liabilities	2,841,378	89,985	3.17%	2,405,655	57,238	2.38%	2,006,752	15,957	0.79%
Noninterest-bearing liabilities:
Demand deposits	701,397			917,005			937,890
Other liabilities	49,522			50,963			76,189
	750,919			967,968			1,014,079
Shareholders’ equity	377,359			343,724			316,143
Total	$3,969,656			$3,717,347			$3,336,974
Net interest income and interest rate spread (1)		$116,710	2.45%		$125,496	2.97%		$110,198	3.37%
Net interest margin (2)			3.21%			3.70%			3.65%

(1)
Interest rate spread is calculated by subtracting the rate on average interest-bearing liabilities from the yield on average interest-earning assets.
(2)
Net interest margin is calculated by dividing tax-equivalent adjusted net interest income by average interest-earning assets.

Liquidity and Capital Resources

Civista maintains a conservative liquidity position. All securities, with the exception of equity securities, are classified as available for sale. At December 31, 2024, securities with maturities of one year or less totaled $3,227, or 0.5% of the total securities portfolio. The available for sale portfolio helps to provide Civista with the ability to meet its funding needs. The Consolidated Statements of Cash Flows contained in the Consolidated Financial Statements detail the Company’s cash flows from operating activities resulting from net earnings.

Net cash provided by operating activities was $48,246, $62,698 and $25,183 for 2024, 2023 and 2022, respectively. The primary additions to cash from operating activities are from net income, adjusted for amortization of intangible assets, amortization of securities net of accretion, the provision for credit losses, depreciation and proceeds from sale of loans. The primary use of cash from operating activities is from loans originated for sale. Net cash used for investing activities was $258,801, $311,784 and $410,364 in 2024, 2023 and 2022, respectively, principally reflecting our loan and investment security activities. Deposits, borrowings, and cash dividends paid to shareholders' comprised most of our financing activities, which resulted in net cash provided of $213,304, $266,131 and $164,303 in 2024, 2023 and 2022, respectively.

Future loan demand of Civista can be funded by increases in deposit accounts, proceeds from payments on existing loans, the maturity of securities and the sale of securities classified as available for sale. Additional sources of funds may also come from borrowing in the Federal Funds market and/or borrowing from the FHLB. As of December 31, 2024, Civista had total credit availability with the FHLB of $839,034, of which $370,133 was available.

On a separate entity basis, CBI’s primary source of funds is dividends paid by its subsidiaries, primarily by Civista. Generally, subject to applicable minimum capital requirements, Civista may declare and pay a dividend without the approval of the Federal Reserve Bank of Cleveland (the “Federal Reserve Bank”) and the ODFI, provided the total dividends in a calendar year do not exceed the total of its profits for that year combined with its retained profits for the two preceding years. At December 31, 2024, Civista was able to pay approximately $51,007 of dividends to CBI without obtaining regulatory approval. During 2024, Civista paid dividends totaling $20,300 to CBI. This represented approximately 57 percent of Civista’s earnings for the year.

The Company manages its liquidity and capital through quarterly Asset/Liability Management Committee ("ALCO") meetings. The ALCO discusses issues like those in the above paragraphs as well as others that may affect the future liquidity and capital position of the Company. The ALCO also examines interest rate risk and the effect that changes in rates will have on the Company. For more information about interest rate risk, please refer to “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” section below.

Capital Adequacy

Shareholders’ equity totaled $388,502 at December 31, 2024 compared to $372,002 at December 31, 2023. The increase in shareholders’ equity resulted primarily from net income of $31,683, which was partially offset by dividends on common shares of $10,063 and a decrease in the fair value of securities available for sale, net of tax, of $5,827.

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

Tier 2 capital, which can be included in the total capital ratio, includes certain capital instruments (such as subordinated debt) and limited amounts of the allowance for credit losses, subject to certain eligibility criteria, less applicable deductions.

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

Fair Value of Financial Instruments

The Company has disclosed the fair value of its financial instruments at December 31, 2024 and 2023 in Note 17 to the Consolidated Financial Statements. The fair value of loans at December 31, 2024 was 96.0% of the carrying value compared to 94.9% at December 31, 2023. The fair value of time deposits at December 31, 2024 was 100.4% of the carrying value compared to 99.8% at December 31, 2023. Changes in fair value were primarily due to changes in the discount values used to measure fair value.

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

The following table provides information about the Company’s financial instruments that were sensitive to changes in interest rates as of December 31, 2024 and 2023, based on certain prepayment and account decay assumptions that management believes are reasonable. Although the Company had derivative financial instruments as of December 31, 2024 and 2023, the changes in fair value of the assets and liabilities of the underlying contracts offset each other. For more information about derivative financial instruments, see Note 22 to the Consolidated Financial Statements. Expected maturity date values for interest-bearing core deposits were calculated based on estimates of the period over which the deposits would be outstanding. The Company’s borrowings were tabulated by contractual maturity dates and without regard to any conversion or repricing dates.

Net Portfolio Value

	December 31, 2024			December 31, 2023
Change in Rates	Dollar Amount	Dollar Change	Percent Change	Dollar Amount	Dollar Change	Percent Change
+400bp	$649,236	$46,009	7.63%	$592,847	$(14,886)	-2.45%
+300bp	640,723	37,496	6.22%	598,468	(9,265)	-1.52%
+200bp	630,945	27,718	4.59%	603,656	(4,077)	-0.67%
+100bp	620,021	16,794	2.78%	608,399	666	0.11%
Base	603,227	—	0.00%	607,733	—	0.00%
-100bp	584,528	(18,699)	-3.10%	605,047	(2,686)	-0.44%
-200bp	556,163	(47,064)	-7.80%	591,305	(16,428)	-2.70%
-300bp	530,688	(72,539)	-12.03%	583,229	(24,504)	-4.03%
-400bp	593,087	(10,140)	-1.68%	653,870	46,137	7.59%

The change in net portfolio value from December 31, 2023 to December 31, 2024, can be attributed to a couple of factors. The yield curve has steepened since the end of 2023. Additionally, both the volume and mix of assets and funding sources has changed. The volume of loans has increased, and the asset mix remains centered on loans. The volume of certificates of deposit has increased and both non-maturing deposits and borrowed money have increased. The volume and mix shifts from the end of the year contributed to an increase in the base net portfolio value. Beyond the change in the base level of net portfolio value, projected movements in rates, up or down, would also lead to changes in market values. A 400 basis point change in the rates up scenario would lead to a slightly larger decrease in the market value of liabilities than assets. Accordingly, we see an increase in the net portfolio value. A 400 basis points change in the rates down scenario would lead to a larger increase in the market value of liabilities than in assets, leading to a decrease in the net portfolio value.

Critical Accounting Policies

Allowance for Credit losses: The allowance for credit losses is regularly reviewed by management to determine that the amount is considered adequate to absorb probable losses in the loan portfolio. If not, an additional provision is made to increase the allowance. This evaluation includes specific loss estimates on certain individually evaluated loans, the pooling of commercial credits risk graded as special mention and substandard that are not individually analyzed, and general loss estimates that are based upon the size, quality, and concentration characteristics of the various loan portfolios, adverse situations that may affect a borrower’s ability to repay, and current economic and industry conditions, among other items.

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

Goodwill: The Company accounts for business combinations using the acquisition method of accounting. Accordingly, the identifiable assets acquired and the liabilities assumed are recorded at their estimated fair values as of the date of acquisition with any excess of the cost of the acquisition over the fair value recorded as goodwill. The Company performs an evaluation of goodwill for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The evaluation for impairment involves comparing the current estimated fair value of the Company to its carrying value. If the current estimated fair value exceeds the carrying value, no additional testing is required and an impairment loss is not recorded. If the estimated fair value is less than the carrying value, further valuation procedures are performed that could result in impairment of goodwill being recorded. Management estimated the fair value of the Reporting Unit as of the measurement date utilizing four valuation approaches: the comparable transactions approach, the control premium approach, the public market peers control premium approach and the discounted cash flow approach. These approaches were all considered in reaching a conclusion on fair value. The estimated fair value of the Reporting Unit was then compared to the current carrying value to determine if impairment had occurred. It is our opinion that, as of the November 30, 2024 measurement date, the aggregate fair value of the Reporting Unit exceeds the carrying value of the Reporting Unit. Therefore management concluded that goodwill was not impaired and made no adjustment in 2024.

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

Management assessed the Company’s system of internal control over financial reporting as of December 31, 2024, in relation to criteria for effective internal control over financial reporting as described in “2013 Internal Control – Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concludes that, as of December 31, 2024, its system of internal control over financial reporting is effective and meets the criteria of the “2013 Internal Control – Integrated Framework”. Plante & Moran, PLLC, independent registered public accounting firm, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024.

Management is responsible for compliance with the federal and state laws and regulations concerning dividend restrictions and federal laws and regulations concerning loans to insiders designated by the FDIC as safety and soundness laws and regulations. Management has assessed compliance by the Company with the designated laws and regulations relating to safety and soundness. Based on the assessment, management believes that the Company complied, in all significant respects, with the designated laws and regulations related to safety and soundness for the year ended December 31, 2024.

Dennis G. Shaffer	Ian Whinnem
President and Chief Executive Officer	Senior Vice President, Chief Financial Officer

Sandusky, Ohio
March 10, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors

Civista Bancshares, Inc.

Sandusky, Ohio

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Civista Bancshares, Inc. (the “Company”) as of December 31, 2024, the related consolidated statements of operations, comprehensive income (loss), changes in shareholders' equity, and cash flows for the year ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 10, 2025 expressed an unqualified opinion thereon.

Basis for Opinion

The Company's management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Credit Losses on Collectively Evaluated Loans – Refer to Notes 1 and 5 to the Consolidated Financial Statements

Critical Audit Matter Description

Management’s estimate of the allowance for credit losses (ACL), includes a reserve on collectively evaluated loans. The reserve on collectively evaluated loans is calculated using a discounted cash flow method for all loan segments to estimate expected losses. Cash flow projections are generated at the instrument level with probability of default and loss given default based on the historical loss experience of a selected peer group over a defined lookback period and the correlation of that loss experience to selected economic variables (“loss drivers”). Loss expectations are adjusted for forecasted changes in those economic variables over a reasonable and supportable forecast period and further adjusted for qualitative factors to address the impact of internal and external information both specific to the institution and the environment that are not already captured in the quantitative calculation. Significant assumptions in management’s estimate of the reserve on collectively evaluated loans include, among others, (i) peer group selection, (ii) the lookback period, (iii) selection of loss drivers, and (iv) qualitative factor adjustments.

Significant judgment was required by management in the selection and application of subjective assumptions. Accordingly, performing audit procedures to evaluate the Company’s estimated ACL involved a high degree of auditor judgment and required significant effort, including the involvement of professionals with specialized skill and knowledge.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the Company’s estimate of the ACL included, but were not limited to, the following:

•
We tested the design and operating effectiveness of management’s controls over the determination of the current quantitative assumptions and qualitative factor adjustments.
•
We tested management’s process for determining reserves on collectively evaluated loans including:
o
Evaluation of the appropriateness of management’s methodology.
o
Testing the completeness and accuracy of data utilized by management.
o
Evaluation of the relevance and reliability of information used by management in the development of the estimate.
o
Evaluation of the reasonableness of significant assumptions used in the estimate, including consideration of whether the adjustments applied were reasonable given portfolio composition; relevant external factors, including economic conditions; and consideration of historical or recent experience and conditions and events affecting the Company.
o
Testing the accuracy of the mathematical application of significant assumptions, including application of the qualitative factors to adjust the historical loss experience.

/s/ Plante & Moran, PLLC

We have served as the Company’s auditor since 2024.

Auburn Hills, Michigan

March 10, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors

Civista Bancshares, Inc.

Sandusky, Ohio

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting as of December 31, 2024 of Civista Bancshares, Inc. (the “Company”), based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO framework”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in the COSO framework.

We also have audited the accompanying consolidated balance sheet of the Company as of December 31, 2024, the related consolidated statements of operations, comprehensive income (loss), changes in shareholders' equity, and cash flows for the year ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”), in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”). Our report dated March 10, 2025, expresses an unqualified opinion thereon.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report by Civista Bancshares, Inc.’s management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Plante & Moran, PLLC

We have served as the Company’s auditor since 2024.

Auburn Hills, Michigan

March 10, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders, Board of Directors, and Audit Committee

Civista Bancshares, Inc.

Sandusky, Ohio

Opinion on the Consolidated Financial Statements

We have audited, before the effects of the adjustments to retrospectively apply the change in accounting described in Notes 1 and Note 26 due to the adoption of Accounting Standards Update 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, the accompanying consolidated balance sheets of Civista Bancshares, Inc. (the “Company”) as of December 31, 2023, the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements, before the effects of the adjustments to retrospectively apply the change in accounting described in Notes 1 and 26, referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for each of the years in the two- year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively apply the change in accounting described in Notes 1 and 26 and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by Plante & Moran PLLC.

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

/s/ Forvis Mazars, LLP

We served as the Company’s auditor from 2021 to 2024.

Cincinnati, Ohio

March 14, 2024

CIVISTA BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2024 and 2023

(Amounts in thousands, except share data)

	2024	2023
ASSETS
Cash and due from financial institutions	$63,155	$60,406
Cash and cash equivalents	63,155	60,406
Investments in time deposits	1,450	1,225
Securities available for sale	648,067	618,272
Equity securities	2,421	2,169
Loans held for sale	665	1,725
Loans, net of allowance of $39,669 and $37,160	3,041,561	2,824,568
Other securities	30,352	29,998
Premises and equipment, net	47,166	56,769
Accrued interest receivable	13,453	12,819
Goodwill	125,520	125,520
Other intangible assets	7,883	9,508
Bank owned life insurance	62,783	61,335
Swap assets	5,308	12,481
Deferred taxes	21,681	18,357
Other assets	27,004	26,266
Total assets	$4,098,469	$3,861,418
LIABILITIES
Deposits
Noninterest-bearing	$695,094	$771,699
Interest-bearing	2,516,776	2,213,329
Total deposits	3,211,870	2,985,028
Short-term Federal Home Loan Bank advances	339,000	338,000
Long-term Federal Home Loan Bank advances	1,501	2,392
Subordinated debentures, net	104,089	103,943
Other borrowings	6,293	9,859
Swap liabilities	11,638	12,481
Accrued expenses and other liabilities	35,576	37,713
Total liabilities	3,709,967	3,489,416
SHAREHOLDERS’ EQUITY
Common stock, no par value, 40,000,000 shares authorized, 19,340,021 shares issued at December 31, 2024 and 19,288,674 shares issued at December 31, 2023	312,037	311,166
Accumulated earnings	205,408	183,788
Treasury stock, 3,852,354 common shares at December 31, 2024 and 3,593,250 common shares at December 31, 2023, at cost	(75,586)	(75,422)
Accumulated other comprehensive loss	(53,357)	(47,530)
Total shareholders’ equity	388,502	372,002
Total liabilities and shareholders’ equity	$4,098,469	$3,861,418

CIVISTA BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended December 31, 2024, 2023 and 2022

(Amounts in thousands, except per share data)

	2024	2023	2022
Interest and dividend income
Loans, including fees	$183,578	$160,755	$108,053
Taxable securities	12,639	11,718	9,123
Tax-exempt securities	9,473	9,282	7,859
Federal funds sold and other	1,005	979	1,120
Total interest and dividend income	206,695	182,734	126,155
Interest expense
Deposits	65,801	33,755	3,840
Federal Home Loan Bank advances	18,493	14,559	3,076
Subordinated debentures	4,931	4,849	3,781
Securities sold under agreements to repurchase and other	760	4,075	5,254
Total interest expense	89,985	57,238	15,951
Net interest income	116,710	125,496	110,204
Provision for credit losses	5,364	4,435	1,752
Net interest income after provision for credit losses	111,346	121,061	108,452
Noninterest income
Service charges	6,114	7,206	7,074
Net gain on sale of securities	33	0	10
Net gain (loss) on equity securities	252	(21)	118
Net gain on sale of loans and leases	4,438	2,908	3,397
ATM/Interchange fees	5,841	5,880	5,499
Wealth management fees	5,519	4,767	4,902
Lease revenue & residual income	8,911	7,595	2,310
Bank owned life insurance	2,205	1,112	984
Tax refund processing fees	—	2,375	2,375
Swap fees	232	673	247
Other	4,203	4,668	2,160
Total noninterest income	37,748	37,163	29,076
Noninterest expense
Compensation expense	61,821	58,291	51,061
Net occupancy expense	5,097	5,395	4,701
Equipment expense	9,553	11,085	5,070
Contracted data processing	2,248	2,242	2,788
FDIC Assessment	2,631	1,637	797
State franchise tax	2,052	2,026	1,975
Professional services	5,779	4,952	5,388
Amortization of core deposit intangibles	1,484	1,579	1,296
ATM/Interchange expense	2,544	2,420	2,248
Marketing expense	2,088	1,352	1,513
Software maintenance expenses	4,944	4,167	3,433
Other operating expenses	12,279	12,465	10,223
Total noninterest expense	112,520	107,611	90,493
Income before income taxes	36,574	50,613	47,035
Income taxes	4,891	7,649	7,608
Net income	31,683	42,964	39,427
Net income available to common shareholders	$31,683	$42,964	$39,427
Earnings per common share, basic	$2.01	$2.73	$2.60
Earnings per common share, diluted	$2.01	$2.73	$2.60

CIVISTA BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years ended December 31, 2024, 2023 and 2022

(Amounts in thousands)

	2024	2023	2022
Net income	$31,683	$42,964	$39,427
Other comprehensive income (loss):
Unrealized holding gains (loss) on available for sale securities	(7,338)	12,330	(85,517)
Tax effect	1,537	(2,583)	18,079
Reclassification of gains recognized in net income	(33)	—	(10)
Tax effect	7	—	2
Pension liability adjustment	—	972	736
Tax effect	—	(204)	(155)
Reclassification of actuarial gain recognized in net income	—	—	—
Tax effect	—	—	—
Total other comprehensive income (loss)	(5,827)	10,515	(66,865)
Comprehensive income (loss)	$25,856	$53,479	$(27,438)

CIVISTA BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Years ended December 31, 2024, 2023 and 2022

(Amounts in thousands, except share data)

	Common Shares		Accumulated	Treasury	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Earnings	Stock	Income (Loss)	Equity
Balance, December 31, 2021	14,954,200	$277,741	$125,558	$(56,907)	$8,820	$355,212
Net income	—	—	39,427	—	—	39,427
Other comprehensive income	—	—	—	—	(66,865)	(66,865)
Stock-based compensation	36,461	819	—	—	—	819
Common share dividends ($0.56 per share)	—	—	(8,493)	—	—	(8,493)
Stock issued for acquisition of Comunibanc Corp.	984,723	21,122	—	—	—	21,122
Stock issued for acquisition of Vision Financial Group, Inc.	500,293	10,500	—	—	—	10,500
Repurchase of common stock	(747,443)	—	—	(16,887)	—	(16,887)
Balance, December 31, 2022	15,728,234	$310,182	$156,492	$(73,794)	$(58,045)	$334,835
Cumulative-effect adjustment for adoption of ASC 326	—	—	(6,069)	—	—	(6,069)
Balance January 1, 2023	15,728,234	$310,182	$150,423	$(73,794)	$(58,045)	$328,766
Net income	—	—	42,964	—	—	42,964
Other comprehensive income	—	—	—	—	10,515	10,515
Stock-based compensation	57,613	984	—	—	—	984
Common share dividends ($0.61 per share)	—	—	(9,599)	—	—	(9,599)
Repurchase of common stock	(90,423)	—	—	(1,628)	—	(1,628)
Balance, December 31, 2023	15,695,424	$311,166	$183,788	$(75,422)	$(47,530)	$372,002
Net income	—	—	31,683	—	—	31,683
Other comprehensive income	—	—	—	—	(5,827)	(5,827)
Stock-based compensation	51,347	871	—	—	—	871
Common share dividends ($0.64 per share)	—	—	(10,063)	—	—	(10,063)
Forfeited contingent consideration	(250,148)	—	—	—	—	—
Repurchase of common stock	(8,956)	—	—	(164)	—	(164)
Balance, December 31, 2024	15,487,667	$312,037	$205,408	$(75,586)	$(53,357)	$388,502

CIVISTA BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2024, 2023 and 2022

(Amounts in thousands)

	2024	2023	2022
Cash flows from operating activities:
Net income	$31,683	$42,964	$39,427
Adjustments to reconcile net income to net cash from operating activities
Time deposits amortization	—	7	8
Security amortization, net	962	468	1,607
Depreciation	9,545	10,760	4,456
Amortization of core deposit intangible	1,484	1,579	1,296
Accretion of net deferred loan fees and purchase discounts	(1,166)	(1,299)	(2,859)
Loss (gain) on sale of fixed assets	5	(82)	—
Net gain on sale of OREO properties	(255)	—	—
Net gain on sale of securities	(33)	—	(10)
Net (gain) loss on equity securities	(252)	21	(118)
Provision for credit losses	5,364	4,435	1,752
Loans and leases originated for sale	(161,094)	(101,170)	(126,507)
Proceeds from sale of loans and leases	166,592	103,036	131,193
Net gain on sale of loans and leases	(4,438)	(2,908)	(3,397)
Increase in cash surrender value of bank owned life insurance	(2,205)	(1,112)	(984)
Share-based compensation	871	984	819
Deferred taxes	(1,853)	(675)	483
Change in:
Accrued interest payable	(7)	8,858	302
Accrued interest receivable	(634)	(1,641)	(2,049)
Cash collateral posted by derivative counterparties	6,330	—	—
Other, net	(2,653)	(1,527)	(20,236)
Net cash provided by operating activities	48,246	62,698	25,183
Cash flows used for investing activities:
Investments in time securities
Maturities	490	245	1,312
Purchases	(715)	—	(245)
Securities available for sale
Maturities, prepayments and calls	31,235	23,138	49,276
Sales	2,994	—	57,332
Purchases	(72,324)	(14,146)	(128,860)
Purchases of other securities	(14,179)	(32,311)	(16,646)
Redemption of other securities	13,825	35,898	1,625
Purchase of equity securities	—	—	(1,000)
Purchases of bank owned life insurance	(1,315)	(7,000)	—
Proceeds from bank owned life insurance	2,072	320	—
Net change in loans	(221,253)	(314,499)	(315,190)
Proceeds from sale of OREO properties	316	—	—
Acquisitions, net of cash	—	—	(51,643)
Premises and equipment purchases	(4,186)	(3,429)	(6,508)
Disposal of premises and equipment	4,239	—	183
Net cash used in investing activities	(258,801)	(311,784)	(410,364)

CIVISTA BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

Years ended December 31, 2023, 2022 and 2021

(Amounts in thousands)

	2024	2023	2022
Cash flows from financing activities:
Increase (decrease) in deposits	226,842	365,044	(67,911)
Net change in short-term FHLB advances	1,000	(1,186)	393,700
Repayment of long-term FHLB advances	(891)	(55,700)	(93,128)
Change in other borrowings	(3,420)	(5,657)	(42,626)
Increase (decrease) in securities sold under repurchase agreements	—	(25,143)	(352)
Repurchase of common stock	(164)	(1,628)	(16,887)
Cash dividends paid	(10,063)	(9,599)	(8,493)
Net cash provided by financing activities	213,304	266,131	164,303
Increase (decrease) in cash and due from financial institutions	2,749	17,045	(220,878)
Cash and cash equivalents at beginning of year	60,406	43,361	264,239
Cash and cash equivalents at end of year	$63,155	$60,406	$43,361
Supplemental disclosures of cash flow information:
Interest paid	$89,992	$48,380	$10,696
Income taxes paid	4,886	9,510	3,145
Transfer of loans from portfolio to other real estate owned	61	—	—
Securities purchased not settled	500	—	1,338

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

December 31, 2024, 2023 and 2022

(Amounts in thousands, except share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following is a summary of the accounting policies adopted by Civista Bancshares, Inc., which have a significant effect on the Consolidated Financial Statements.

Nature of Operations and Principles of Consolidation: The Consolidated Financial Statements include the accounts of Civista Bancshares, Inc. (“CBI”) and its wholly-owned direct and indirect subsidiaries: Civista Bank (“Civista”), First Citizens Insurance Agency, Inc. (“FCIA”), Water Street Properties, Inc. (“WSP”), CIVB Risk Management, Inc. (“CRMI”), and First Citizens Investments, Inc. (“FCI”). The above companies together are sometimes referred to as the “Company”. Intercompany balances and transactions are eliminated in consolidation.

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

FCIA was formed to allow the Company to participate in commission revenue generated through its third party insurance agreement. Insurance commission revenue was less than 1% of total revenue for each of the years ended December 31, 2024, 2023 and 2022. WSP was formed to hold repossessed assets of CBI’s subsidiaries. WSP revenue was less than 1% of total revenue for each of the years ended December 31, 2024, 2023 and 2022. CRMI was formed in 2017 to provide property and casualty insurance coverage to CBI and its subsidiaries for which insurance may not be currently available or economically feasible in the insurance marketplace. CRMI revenue was less than 1% of total revenue for each of the years ended December 31, 2024, 2023 and 2022. FCI is wholly-owned by Civista and holds and manages its securities portfolio. The operations of FCI are located in Wilmington, Delaware.

Use of Estimates: To prepare financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP"), management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and future results could differ. The allowance for credit losses, determination of goodwill impairment, and fair value measurements of financial instruments are considered material estimates that are particularly susceptible to significant change in the near term.

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

Investments in time deposits: Investments in time deposits include certificates of deposit held in other financial institutions that mature over the next two years and are carried at cost.

Securities available for sale: Debt securities are classified as available for sale when they might be sold before maturity. Securities available for sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income, net of tax.

CIVISTA BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024, 2023 and 2022

(Amounts in thousands, except share data)

Interest income includes amortization of purchase premium and accretion of discount. Discounts are accreted into interest income over the estimated life of the related security and premiums are amortized into income to the earlier of the call date or estimated life of the related security using the level yield method without anticipated prepayments, except for mortgage backed securities where prepayments are anticipated. Realized gains and losses on sales of securities, which are reported in net gain on sale of securities on the Consolidated Statements of Operations, are recognized on the trade date and determined using the specific identification method.

Equity securities: Equity securities are held at fair value. Holding gains and losses are recorded as noninterest income and reported in net gain (loss) on equity securities in the Consolidated Statements of Operations. Dividends are recognized as income when earned.

Loans Held for Sale: Mortgage loans originated and intended for sale in the secondary market and loans that management no longer intends to hold for the foreseeable future, are carried at the lower of aggregate cost or fair value, as determined by outstanding commitments from investors. Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings. Mortgage loans held for sale are generally sold with servicing rights retained. Gains and losses on sales of mortgage loans are based on the difference between the selling price and the carrying value of the related mortgage loan sold, which is reduced by the cost allocated to the servicing right.

Loans and leases: Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of premium and discounts associated with acquisition date fair values on acquired loans, deferred loan fees and costs, any direct principal charge-offs, and an allowance for credit losses. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the level-yield method without anticipating prepayments.

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

The Company provides financing leases for the purchase of business equipment. At the inception of each lease, the lease receivables, together with the present value of the estimated unguaranteed residual values, are recorded as lease receivables within loans in the consolidated financial statements. Direct financing leases are carried at the aggregate of lease payments plus estimated residual value of the leased property, net of unamortized deferred lease origination fees and costs and unearned income. Only those costs incurred as a direct result of closing a lease transaction are capitalized and all initial direct costs are expensed immediately. Interest income on direct financing leases is recognized over the term of the lease to achieve a constant periodic rate of return on the outstanding investment.

Allowance for Credit Losses: On January 1, 2023, the Company adopted Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments – Credit Losses (Topic 326) – Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). ASU 2016-13 introduces a new credit loss methodology, Current Expected Credit Losses

CIVISTA BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024, 2023 and 2022

(Amounts in thousands, except share data)

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

The allowance for credit losses for Pooled Loans is estimated based upon periodic review of the collectability of the loans quantitatively correlating historical loan experience with reasonable and supportable forecasts using forward looking information. The Company utilized a discounted cash flow ("DCF") method to estimate the quantitative portion of the allowance for credit losses for loans evaluated on a collective pooled basis. For each segment, a loss driver analysis ("LDA") was performed in order to identify appropriate loss drivers and create a regression model for use in forecasting cash flows. The LDA utilized the Company’s own Federal Financial Institutions Examination Council’s (“FFIEC”) Call Report data for all segments except indirect auto and all new and unknown values. Peer data was incorporated into the analysis for all segments except indirect auto and all new and unknown values. The Company uses regression analysis to determine suitable loss drivers to utilize when modeling lifetime probability of default and loss given default for the changes in the economic factors for the loss driver segments. The identified loss drivers for all segments as of December 31, 2024 are national unemployment rate and national gross domestic product growth. Peer data is utilized in our model as more statistically supportable data. The Company uses actual loss data for the lease portfolio due to a lack of appropriate peer leasing data to forecast loss drivers.

CIVISTA BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024, 2023 and 2022

(Amounts in thousands, except share data)

Key inputs into the DCF model include loan-level detail, including the amortized cost basis of individual loans, payment structure, loss history, and forecasted loss drivers. The Company uses the central tendency midpoint seasonally adjusted forecasts from the Federal Open Market Committee ("FOMC"). Other key assumptions include the probability of default ("PD"), loss given default (LGD), and prepayment/curtailment rates. When possible, the Company utilizes its own PDs for the reasonable and supportable forecast period. When it is not possible to use the Company’s own PDs, the LDA is utilized to determine PDs based on the forecasted economic factors. In all cases, the LDA is then utilized to determine the long-term historical average, which is reached over the reversion period. When possible, the Company utilizes its own LGDs for the reasonable and supportable forecast period. When it is not possible to use the Company’s own LGDs, the LGD is derived using a method referred to as Frye Jacobs. The Frye Jacobs method is a mathematical formula that traces the relationship between LGD and PD over time and projects the LGD based on the level of PD forecasted. In all cases, the Frye Jacobs method is utilized to calculate LGDs during the reversion period and long-term historical average. Prepayment and curtailment rates were calculated based on the Company’s own data utilizing a one-year average. When the discounted cash flow method is used to determine the allowance for credit losses, management incorporates expected prepayments to determine the effective interest rate utilized to discount expected cash flow.

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

Purchased Credit Deteriorated ("PCD") Loans

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

CIVISTA BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024, 2023 and 2022

(Amounts in thousands, except share data)

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

Accrued Interest Receivable

Upon adoption of ASU 2016-13 and its related amendments on January 1, 2023, the Company made the following elections regarding accrued interest receivable:

•
Presenting accrued interest receivable balances separately within another line item on the statement of financial condition. Accrued interest receivable on loans and leases totaled $9,077 and $8,413 as of December 31, 2024 and 2023, respectively. Accrued interest receivable on debt securities totaled $4,376 and $4,406 as of December 31, 2024 and 2023, respectively. Both are included in accrued interest receivable on the Consolidated Balance Sheets.
•
Excluding accrued interest receivable that is included in the amortized cost of financing receivables and debt securities from related disclosure requirements.
•
Continuing our policy to write off accrued interest receivable by reversing interest income. For both loans and leases, the write off typically occurs upon becoming 90 days past due. Historically, the Company has not experienced uncollectible accrued interest receivable on its investment securities. However, the Company would generally write off accrued interest receivable by reversing interest income if the Company does not reasonably expect to receive payments. Due to the timely manner in which accrued interest receivables are written off, the amounts of such write offs are immaterial.
•
Not measuring an allowance for credit losses for accrued interest receivable due to the Company’s policy of writing off uncollectible accrued interest receivable balances in a timely manner, as described above.

Reserve for Unfunded Commitments

The reserve for unfunded commitments (the “Unfunded Reserve”) represents the expected credit losses on off-balance sheet commitments such as unfunded commitments to extend credit and standby letters of credit. No allowance is recognized if the Company has the unconditional right to cancel the obligation. The Company is defining unconditionally cancelable in its literal sense, meaning that a commitment may be cancelled by the Company for any, or for no reason whatsoever. However, the Company in its business dealings, has no practical history of unconditionally canceling commitments. Commitments are not typically cancelled until a default or a defined condition occurs. Being that its historical practice has been to not cancel credit commitments unconditionally, the Company has made the decision to reserve for Unfunded Commitments. The Unfunded Reserve is recognized as a liability (included within accrued expenses and other liabilities in the Consolidated Balance Sheets), with adjustments to the reserve recognized as provision for credit losses in the Consolidated Statements of Operations. The Unfunded Reserve is determined by estimating expected future fundings, under each segment, and applying the expected loss rates. Expected future fundings over the estimated life of commitments are based on historical averages of funding rates (i.e., the likelihood of draws taken). To estimate future fundings on unfunded balances, current funding rates are compared to historical funding rates. Estimate of credit losses are determined using the same loss rates as funded loans.

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

CIVISTA BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024, 2023 and 2022

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

On January 1, 2023, the Company adopted the guidance prospectively with a cumulative adjustment to retained earnings. The Company has not restated comparative information for 2022 and, therefore, the comparative information for 2022 is reported under the old model and is not comparable to the information presented for the years December 31, 2023 and 2024..

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

December 31, 2024, 2023 and 2022

(Amounts in thousands, except share data)

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

Prior to the adoption of ASU 2016-13, the allowance for loan losses (allowance) was calculated with the objective of maintaining a reserve sufficient to absorb inherent loan losses in the loan portfolio. Management established the allowance for loan losses based upon its evaluation of the pertinent factors underlying the types and quality of loans in the portfolio. In determining the allowance and the related provision for loan losses, the Company considered three principal elements: (i) specific impairment reserve allocations (valuation allowances) based upon probable losses identified during the review of impaired loans in the Commercial loan portfolio, (ii) allocations established for adversely-rated loans in the Commercial loan portfolio and nonaccrual Real Estate Residential, Consumer installment and Home Equity loans, and (iii) allocations on all other loans based principally on the use of a three-year period for loss migration analysis. These allocations were adjusted for consideration of general economic and business conditions, credit quality and delinquency trends, collateral values, and recent loss experience for these similar pools of loans. The Company analyzed its loan portfolio each quarter to determine the appropriateness of its allowance for loan losses.

Transfers of Financial Assets: Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when the assets have been isolated from the Company, the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before maturity.

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

Other Securities: Other securities include Federal Home Loan Bank ("FHLB") stock, Federal Reserve Bank (“FRB”) stock, Federal Agricultural Mortgage Corporation stock, United Bankers' Bancorporation Inc. stock, and Norwalk Community Development Corporation stock, all of which are carried at cost.

CIVISTA BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024, 2023 and 2022

(Amounts in thousands, except share data)

Federal Home Loan Bank ("FHLB") Stock: Civista is a member of the FHLB of Cincinnati and as such, is required to maintain a minimum investment in stock of the FHLB that varies with the level of advances outstanding with the FHLB. The stock is bought from and sold to the FHLB based upon its $100 par value. The stock does not have a readily determinable fair value and as such is classified as restricted stock, carried at cost and evaluated for impairment by management. The stock’s value is determined by the ultimate recoverability of the par value rather than by recognizing temporary declines. The determination of whether the par value will ultimately be recovered is influenced by criteria such as the following: (a) the significance of the decline in net assets of the FHLB as compared to the capital stock amount and the length of time this situation has persisted, (b) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance, (c) the impact of legislative and regulatory changes on the customer base of the FHLB, and (d) the liquidity position of the FHLB. With consideration given to these factors, management concluded that the FHLB stock was not impaired at December 31, 2024 or 2023. FHLB Stock is included in Other Securities on the Consolidated Balance Sheet.

Federal Reserve Bank ("FRB") Stock: Civista is a member of the Federal Reserve System. FRB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value. FRB Stock is included in Other Securities on the Consolidated Balance Sheet.

Premises and Equipment: Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed using both accelerated and straight-line methods over the estimated useful life of the asset, ranging from three to seven years for furniture and equipment and seven to fifty years for buildings and improvements.

Equipment Owned Under Operating Leases: As a lessor, the Company finances equipment under leases to a wide variety of customers, from commercial and industrial to government and healthcare classified as operating leases. The equipment underlying the operating leases is reported at cost, net of accumulated depreciation, within Premises and Equipment on the Consolidated Balance Sheets. These operating lease arrangements require the lessee to make a fixed monthly rental payment over a specified lease term generally ranging from three to six years. Revenue consists of the contractual lease payments and is recognized on a straight-line basis over the lease term and reported in Noninterest Income on the Consolidated Statements of Operations. Leased assets are depreciated on a straight-line method over the lease term to the estimate of the equipment’s fair market value at lease termination, also referred to as “residual” value. The depreciation of these operating lease assets is reported in Noninterest Expense on the Consolidated Statements of Operations. For equipment leases, fair value may be based upon observable market prices, third-party valuations, or prices received on sales of similar assets at the end of the lease term. These residual values are reviewed annually to ensure the recorded amount does not exceed the fair market value at the lease termination. At the end of the lease, the operating lease asset is either purchased by the lessee or returned to the Company.

Bank Owned Life Insurance ("BOLI"): Civista has purchased BOLI policies on certain key executives. BOLI is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement. Changes in the cash surrender value are recorded as income in the period that the change occurs.

Goodwill and Core Deposit Intangibles: Goodwill results from business acquisitions and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. Goodwill is assessed at least annually for impairment and any such impairment will be recognized in the period identified.

Core deposit intangibles arising from whole bank and branch acquisitions are included in other intangible assets in the Consolidated Balance Sheets. These intangible assets are measured at fair value and then amortized on an accelerated method over their estimated useful lives, which range from five to 12 years.

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

CIVISTA BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024, 2023 and 2022

(Amounts in thousands, except share data)

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

Mortgage Servicing Rights: Mortgage servicing rights are recognized as assets for the allocated value of retained mortgage servicing rights on loans sold and are recorded in other intangible assets in the Consolidated Balance Sheets. Mortgage servicing rights are initially recorded at fair value at the date of transfer. The valuation technique uses the present value of estimated future cash flows using current market discount rates. Mortgage servicing rights are amortized in proportion to, and over the period of, estimated net servicing revenues. Impairment is evaluated based on the fair value of the rights, using groupings of the underlying loans as to interest rates and then, secondarily, prepayment characteristics. Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions. Any impairment of a grouping is reported as a valuation allowance to the extent that fair value is less than the capitalized asset for the grouping.

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

Debt Issuance Costs: Costs associated with the issuance of debt are presented in the Consolidated Balance Sheets as a direct reduction from the carrying value of that debt liability. The deferred issuance costs are amortized over the life of the related debt instrument and included within the debt's interest expense.

Advertising Costs: Advertising costs are expensed as incurred.

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

CIVISTA BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024, 2023 and 2022

(Amounts in thousands, except share data)

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

Restrictions on Cash: Cash on hand or on deposit with the Federal Reserve Bank is required to meet regulatory reserve and clearing requirements. These balances do not earn interest. The required reserve amount at December 31, 2024 was $0. The Company did not have any cash pledged as collateral on its interest rate swaps with third party financial institutions at December 31, 2024.

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

CIVISTA BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024, 2023 and 2022

(Amounts in thousands, except share data)

Operating Segments: While the Company’s chief operating decision maker monitors the revenue streams of the Company’s various products and services, operations are managed and financial performance is evaluated on a Company-wide basis. The Company has determined that all of its financial service operations meet the aggregation criteria of ASC 280, Segment Reporting, as its current operating model is structured whereby financial service operations serve a similar base of retail and commercial customers utilizing a company-wide offering of similar products and services managed through similar processes that are collectively reviewed by the Company's Chief Financial Officer, who has been identified as the chief operating decision maker ("CODM"). Therefore, all of the Company’s financial service operations are considered by the CODM to be aggregated in one reportable operating segment.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU apply to all public entities that are required to report segment information in accordance with FASB ASC Topic 280, Segment Reporting. The amendments in this ASU are intended to improve reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The amendments require that a public entity disclose, on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker ("CODM") and included within each reported measure of segment profit or loss. Public entities are required to disclose, on an annual and interim basis, an amount for other segment items by reportable segment and a description of its composition. In addition, public entities must provide all annual disclosures about a reportable segment’s profit or loss and assets currently required by FASB ASC Topic 280, Segment Reporting, in interim periods. The amendments clarify that if the CODM uses more than one measure of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources, a public entity may report one or more of those additional measures of segment profit. However, at least one of the reported segment profit or loss measures (or the single reported measure, if only one is disclosed) should be the measure that is most consistent with the measurement principles used in measuring the corresponding amounts in the public entity’s consolidated financial statements. The amendments require that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Finally, the amendments require that a public entity that has a single reportable segment provide all the disclosures required by the amendments in the ASU and all existing segment disclosures in ASC Topic 280. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. A public entity should apply the amendments retrospectively to all prior periods presented in the financial statements. Upon transition, the segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. The Company adopted ASU 2023-07 in 2024 with little impact as currently, the Company's financial service operations are considered by management to be aggregated in one reportable operating segment.

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

CIVISTA BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024, 2023 and 2022

(Amounts in thousands, except share data)

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The Update is designed to provide relief from the accounting analysis and impacts that may otherwise be required for modifications to agreements necessitated by reference rate reform. The Update also provides optional expedients to enable companies to continue to apply hedge accounting to certain hedging relationships impacted by reference rate reform. The amendments in this Update are effective for all entities as of March 12, 2020 through December 31, 2022; however, a deferral of the implementation of reference rate reform was issued in December of 2022, which extended the implementation to December 31, 2024. The Company has implemented a replacement for the reference rate using the Secured Overnight Financing Rate ("SOFR") or the Prime Rate and has determined that the changes to the reference rate did not have a material impact on our financial condition, results of operations or cash flows.

Revisions: Certain revisions have been made to the 2022 consolidated financial statements. The fair market value for loans disclosed in Note 17 as of December 31, 2022, was revised from $2,160,920 to $2,528,906 due to an error in the calculation. Loans and secured borrowings increased $101,615 in the Consolidated Balance Sheet as of December 31, 2022, for certain loan participations sold that were deemed to not qualify for sales accounting under ASC 860. Interest income and interest expense increased $4,902 and $3,312, respectively in the Consolidated Statement of Operations as of and for the year ended December 31, 2022 for certain loan participations sold that were deemed to not qualify for sales accounting under ASC 860. These revisions did not have a significant impact on the Company's Consolidated Financial Statement line items impacted and had no effect on net income.

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

In March 2024, the FASB issued ASU 2024-01, Compensation - Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards. The amendments clarify how an entity determines whether a profits interest or similar award is (i) within scope of Compensation - Stock Compensation (Topic 718) or (ii) not a share-based payment arrangements and therefore within the scope of other guidance. The amendments are effective for fiscal years beginning after December 15, 2024. The Company does not anticipate these amendments will have a material impact on the Company's Consolidated Financial Statements.

In November 2024, the FASB issued ASU 2024-03: Income Statement-Reporting Comprehensive Income Expense Disaggregation Disclosures (Subtopic 220-40); Disaggregation of Income Statement Expenses. This ASU requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. This ASU does not change the expense captions an entity presents on the face of the income statement. ASU 2024-03 can be applied prospectively, and it is effective for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption and retrospective applications are permitted. The Company is currently evaluating the impact of ASU 2024-03 on its Consolidated Financial Statements.

CIVISTA BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024, 2023 and 2022

(Amounts in thousands, except share data)

NOTE 2 - ACQUISITIONS

On July 1, 2022, CBI completed the acquisition by merger of Comunibanc Corp. in a stock and cash transaction for aggregate consideration of approximately $46,090. As a result of the acquisition, the Company issued 984,723 common shares and paid approximately $24,968 in cash to the former shareholders of Comunibanc Corp. The Company and Comunibanc Corp. had first announced that they had entered into an agreement to merge in January of 2022. Immediately following the merger, Comunibanc Corp.’s banking subsidiary, The Henry County Bank ("HCB"), was merged into CBI’s banking subsidiary, Civista Bank.

The assets and liabilities of Comunibanc Corp. were recorded on the Company’s Consolidated Balance Sheet at their preliminary estimated fair values as of July 1, 2022, the acquisition date. The Company recorded $26,209 in goodwill and $4,426 in core deposit intangibles. None of the purchase price is deductible for tax purposes.

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

In connection with the Comunibanc merger in 2022, the Company incurred additional third-party acquisition-related costs of $2,900. These expenses were comprised of employee benefits of $210.7, occupancy and equipment expenses of $110.7, software expense of $36.0, consulting and other professional fees of $905.2, data processing costs of $1,000 and other operating expenses of $647.5 in the Company’s Consolidated Statement of Operations for the twelve-month period ended December 31, 2022.

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

CIVISTA BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024, 2023 and 2022

(Amounts in thousands, except share data)

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

The following table presents additional information regarding loans acquired and accounted for in accordance with ASC 310-30:

CIVISTA BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024, 2023 and 2022

(Amounts in thousands, except share data)

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

The assets and liabilities of VFG were recorded on the Company’s Consolidated Balance Sheet at their preliminary estimated fair values as of October 3, 2022, the acquisition date. The Company recorded $22,635 in goodwill. None of the purchase price is deductible for tax purposes.

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

In connection with the VFG acquisition in 2022, the Company incurred additional third-party acquisition-related costs of $814.3. These expenses were mainly comprised of consulting and other professional fees of $812.8 in the Company’s Consolidated Statement of Operations for the twelve-month period ended December 31, 2022.

The following table presents financial information for VFG included in the Consolidated Statements of Operations from the date of acquisition through December 31, 2022.

Actual From Acquisition Date Through December 31, 2022 (in thousands)
Net interest income after provision for loan losses	$403
Noninterest income	3,926
Net loss	(992)

CIVISTA BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024, 2023 and 2022

(Amounts in thousands, except share data)

Pro forma information for the twelve-month periods ended December 31, 2022, 2021 and 2020 is not presented as the acquisition of VFG was determined to not be a significant transaction.

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

The contingent consideration arrangement required the Company to pay the former owners of VFG, over two years, and subject to meeting certain lease origination thresholds for each year, or meeting a combined threshold for the two years, up to a maximum amount of $5,250, undiscounted. The potential undiscounted amount of all future payments the Company could be required to make under the contingent consideration arrangement was between $0 and $5,250. The fair value of the contingent consideration arrangement of $5,250 was estimated based on significant inputs that are not observable in the market, which are considered Level 3 inputs in accordance with ASC Topic 820. Key assumptions included the CIVB share price at close, management’s assumptions and the probability that the vesting thresholds would be met. The common shares subject to the contingent consideration arrangement were issued upon the closing of the transaction and were considered restricted with participating rights with voting, dividends and distribution rights prior to vesting or forfeiture. As a result of the failure of the lease thresholds to be met for the two-year periods ended December 31, 2024, the shares were forfeited and transferred from outstanding common shares to treasury stock.

The following table presents additional information regarding loans acquired and accounted for in accordance with ASC 310-30:

At December 31, 2022
Acquired Loans with Specific Evidence of Deterioration of Credit Quality (ASC 310-30)
(In Thousands)
Outstanding balance	$635
Carrying amount	—

CIVISTA BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024, 2023 and 2022

(Amounts in thousands, except share data)

The gross principal due under the contract for acquired receivables not subject to ASC 310-30 is $62.1 million. The fair value adjustment is $2.3 million and the contractual cash flows not expected to be collected is $658.8.

The acquired assets and liabilities were measured at estimated fair values. Management made certain estimates and exercised judgment in accounting for the acquisition.

The amount of goodwill recorded reflects the excess purchase price over the estimated fair value of the net assets acquired.

NOTE 3 - SECURITIES

The amortized cost and fair value of available for sale securities and the related gross unrealized gains and losses recognized were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
2024
U.S. Treasury securities and obligations of U.S. government agencies	$100,378	$303	$(3,294)	$97,387
Obligations of states and political subdivisions	351,635	482	(26,998)	325,119
Mortgage-back securities in government sponsored entities	258,045	97	(32,581)	225,561
Total debt securities	$710,058	$882	$(62,873)	$648,067

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
2023
U.S. Treasury securities and obligations of U.S. government agencies	$71,418	$315	$(4,075)	$67,658
Obligations of states and political subdivisions	359,452	2,725	(23,578)	338,599
Mortgage-back securities in government sponsored entities	242,022	19	(30,026)	212,015
Total debt securities	$672,892	$3,059	$(57,679)	$618,272

The amortized cost and fair value of securities at year-end 2024 by contractual maturity were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	Available for sale
	Amortized Cost	Fair Value
Due in one year or less	$39,927	$39,777
Due from one to five years	84,249	79,134
Due from five to ten years	42,796	42,100
Due after ten years	285,041	261,495
Mortgage-backed securities in government sponsored entities	258,045	225,561
Total securities available for sale	$710,058	$648,067

Securities with a carrying value of $206,600 and $211,616 were pledged as of December 31, 2024 and 2023, respectively, to secure public deposits, other deposits and liabilities as required or permitted by law.

CIVISTA BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024, 2023 and 2022

(Amounts in thousands, except share data)

Proceeds from sales of securities, gross realized gains and gross realized losses were as follows:

	2024	2023	2022
Sale proceeds	$2,994	$—	$57,332
Gross realized gains	33	—	—
Gross realized losses	—	—	—
Gains from securities called or settled by the issuer	—	—	10

Debt securities with unrealized losses at year-end 2024 and 2023 not recognized in income were as follows:

2024	12 Months or less		More than 12 months		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury securities and obligations of U.S. government agencies	$32,388	$(51)	$55,000	$(3,243)	$87,388	$(3,294)
Obligations of states and political subdivisions	98,965	(806)	173,668	(26,192)	272,633	(26,998)
Mortgage-backed securities in gov’t sponsored entities	28,322	(329)	186,173	(32,252)	214,495	(32,581)
Total	$159,675	$(1,186)	$414,841	$(61,687)	$574,516	$(62,873)

2023	12 Months or less		More than 12 months		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury securities and obligations of U.S. government agencies	$224	$(1)	$56,760	$(4,074)	$56,984	$(4,075)
Obligations of states and political subdivisions	19,168	(78)	162,291	(23,500)	181,459	(23,578)
Mortgage-backed securities in gov’t sponsored entities	20,112	(522)	189,319	(29,504)	209,431	(30,026)
Total	$39,504	$(601)	$408,370	$(57,078)	$447,874	$(57,679)

Each quarter, we perform an analysis to determine if any of the unrealized losses on securities available-for-sale are comprised of credit losses as compared to unrealized losses due to market interest rate adjustments. Our assessment includes a review of the unrealized loss for each security issuance held; the financial condition and near-term prospects of the issuer, including external credit ratings and recent downgrades; and our ability and intent to hold the security for a period of time sufficient for a recovery in value. We also consider the extent to which the securities are issued by the federal government or its agencies, and any guarantee of issued amounts by those agencies. The portfolio continues to consist of a mix of fixed and floating-rate, high quality securities, largely rated AA (or better), displaying an overall effective duration of approximately 3.0 years. No credit losses were determined to be present as of December 31, 2024, as there was no credit quality deterioration noted. Therefore, no provision for credit losses on securities was recognized for the year ended December 31, 2024.

At December 31, 2024, the Company owned 508 debt securities with estimated fair values totaling $574,516 and unrealized losses aggregating $62,873. Securities with a fair value of $301,883, representing $35,875 of the unrealized losses, consisted of bonds issued or guaranteed by agencies of the U.S. federal government, while the remaining $272,633 debt securities, representing $26,998 in unrealized losses, consisted of bonds issued by state municipalities. The unrealized losses on these securities have not been recognized into income because the issuers’ bonds are of high credit quality, management has the intent and ability to hold these securities for the foreseeable future, and the decline in fair value is largely due to changes in market interest rates. The Company also considers sector specific credit rating changes in its analysis. The fair value is expected to recover as the securities approach their maturity date or reset date. The Company does not intend to sell until recovery and does not believe selling will be required before recovery. As of December 31, 2024, all securities were paying as agreed.

The following table presents the net gains and losses on equity investments recognized in earnings at year-end 2024 and 2023, and the portion of unrealized gains and losses for the period that relates to equity investments held at year-end 2024 and 2023:

CIVISTA BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024, 2023 and 2022

(Amounts in thousands, except share data)

	2024	2023
Net gains (losses) recognized on equity securities during the year	$252	$(21)
Less: Net gains realized on the sale of equity securities during the period	—	—
Unrealized gains (losses) recognized in equity securities held at December 31	$252	$(21)

NOTE 4 - LOANS

Loans at year-end were as follows:

	2024	2023
Commercial & Agriculture	$328,488	$304,793
Commercial Real Estate - Owner Occupied	374,367	377,321
Commercial Real Estate - Non-Owner Occupied	1,225,991	1,161,894
Residential Real Estate	763,869	659,841
Real Estate Construction	305,992	260,409
Farm Real Estate	23,035	24,771
Lease financing receivable	46,900	54,642
Consumer and Other	12,588	18,056
Total Loans	3,081,230	2,861,727
Allowance for credit losses	(39,669)	(37,160)
Net loans	$3,041,561	$2,824,567

Included in Commercial & Agriculture loans as of December 31, 2024 and 2023 was $177 and $326, respectively, of Paycheck Protection Program (“PPP”) loans.

Included in total loans above are deferred loan fees of $2,686 and $2,743 at December 31, 2024 and 2023, respectively.

Lease financing receivables consist of sales-type and direct financing leases for equipment, with terms typically ranging from two to six years. On direct financing leases, the Company obtains third-party residual value guarantees to reduce its residual asset risk. The net investment in direct financing and sales-type leases was comprised of the following:

	At December 31,
	2024	2023
Minimum lease payments receivable	$53,284	$63,564
Unguaranteed residual assets	1,286	634
Unamortized direct costs	—	—
Unearned income	(7,670)	(9,556)
Total net investment in direct financing and sales-type leases	$46,900	$54,642

CIVISTA BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024, 2023 and 2022

(Amounts in thousands, except share data)

Undiscounted future minimum lease payments receivable for direct financing and sales-type leases at December 31, 2024 were as follows:

At December 31,
2024
2025	$16,736
2026	14,360
2027	10,712
2028	7,307
2029	2,899
Thereafter	1,270
Total undiscounted future minimum lease payments receivable for direct financing and sales-type leases	$53,284

Loans to principal officers, directors, and their affiliates at year-end 2024 and 2023 were as follows:

	2024	2023
Balance - Beginning of year	$10,550	$21,107
New loans and advances	3,719	1,477
Repayments	(2,732)	(2,205)
Effect of changes to related parties	10,253	(9,829)
Balance - End of year	$21,790	$10,550

The Company had credit lines to principal officers, directors, and their affiliates with an availability of $7,520 and $7,231 as of December 31, 2024 and 2023, respectively.

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

At December 31, 2024 Civista had PPP loans outstanding of $177.

CIVISTA BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024, 2023 and 2022

(Amounts in thousands, except share data)

NOTE 5 - ALLOWANCE FOR CREDIT LOSSES

The following tables present, by portfolio segment, the changes in the allowance for credit losses, the ending allocation of the allowance for losses and the loan balances outstanding for the years ended December 31, 2024, 2023 and 2022.

Allowance for credit losses:

December 31, 2024	Beginning balance	Charge-offs	Recoveries	Provision (Credit)	Ending Balance
Commercial & Agriculture	$7,587	$(2,197)	$255	$941	$6,586
Commercial Real Estate:
Owner Occupied	4,723	—	—	(396)	4,327
Non-Owner Occupied	12,056	(672)	18	2	11,404
Residential Real Estate	8,489	(83)	197	3,263	11,866
Real Estate Construction	3,388	—	12	308	3,708
Farm Real Estate	260	—	—	(34)	226
Lease Financing Receivable	297	(881)	20	1,925	1,361
Consumer and Other	341	(82)	37	(105)	191
Unallocated	19	—	—	(19)	—
Total	$37,160	$(3,915)	$539	$5,885	$39,669

For the year ended December 31, 2024, the Company provided $5,885 to the allowance for credit losses, as compared to a provision of $4,435 for the year ended December 31, 2023. The increase in the provision was to support strong organic loan growth in the portfolio.

For the year ended December 31, 2024, the allowance for Commercial & Agriculture loans decreased due to an increase in charge-offs, mainly due to two commercial relationships. The allowance for Commercial Real Estate – Owner Occupied loans decreased due to a decrease in loan balances. The allowance for Commercial Real Estate – Non-Owner Occupied loans decreased due to an increase in charge-offs on two commercial relationships. The allowance for Residential Real Estate loans increased due to an increase in loan balances and a decrease in prepayment speeds from 13.94% to 7.30%. The allowance for Lease Financing Receivable increased as a result of an increase in charge-offs. The allowance for Consumer and Other loans decreased due to a decrease in loan balances.

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

[1] Day 1 impact of $1,668 of adopting ASC 326-PCD loans was netted by changes in estimates of $771

CIVISTA BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024, 2023 and 2022

(Amounts in thousands, except share data)

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

Allowance for credit losses:

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

For the year ended December 31, 2022, the Company provided $1,752 to the allowance for credit losses, as compared to a provision of $830 for the year ended December 31, 2021. The increase in the provision was to support strong organic loan growth in the portfolio. Of this increase, $452,000 was provided to cover lease production from our CLF subsidiary since acquisition.

For the year ended December 31, 2022, the allowance for Commercial & Agriculture loans increased due to an increase in general reserves required for this type as a result of an increase in loan balances, accompanied by an increase in classified loan balances. The result was represented as an increase in the provision. The allowance for Commercial Real Estate – Owner Occupied loans increased due to an increase in general reserves required for this type as a result of increased loan balances, partially offset by a decrease in classified loan balances. The result was represented as an increase in the provision. The allowance for Commercial Real Estate – Non-Owner Occupied loans increased due to an increase in general reserves required as a result of an increase in loan balances, partially offset by a decrease in loss rates and classified loan balances. This was represented as an increase in the provision. The allowance for Residential Real Estate loans increased due to an increase in general reserves required for this type as a result of increased loan balances. The result was represented by an increase in the provision. The allowance for Real Estate Construction loans increased due to an increase in loan balances. This was represented as an increase in the provision. The allowance for Consumer and Other loans decreased due to a decrease in loan balances. This was represented as a decrease in the provision. Management determined that the unallocated amount was appropriate and within the relevant range for the allowance that was reflective of the risk in the portfolio at December 31, 2022.

The following tables represent credit exposures by internally assigned risk ratings for the periods ended December 31, 2024 and 2023. The risk rating analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements as scheduled or at all. The Company's internal credit risk grading system is based on experiences with similarly graded loans.

CIVISTA BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024, 2023 and 2022

(Amounts in thousands, except share data)

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

Homogeneous loans, generally Residential Real Estate, Real Estate Construction, and Consumer and Other loans, are not risk-graded, except when collateral is used for a business purpose. These loans are monitored based on performance, with performing loans included as Pass and nonperforming loans included in Substandard.

CIVISTA BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024, 2023 and 2022

(Amounts in thousands, except share data)

	Term Loans Amortized Cost Basis by Origination Year

							Revolving
December 31, 2024	2024	2023	2022	2021	2020	Prior	Loans	Total
Commercial & Agriculture
Pass	$74,397	$55,540	$37,078	$33,164	$7,477	$13,449	$86,804	$307,909
Special Mention	255	1,225	511	32	1,286	—	4,173	7,482
Substandard	5,629	1,942	413	89	3	332	3,004	11,412
Doubtful	—	—	—	—	—	—	1,685	1,685
Total Commercial & Agriculture	$80,281	$58,707	$38,002	$33,285	$8,766	$13,781	$95,666	$328,488
Commercial & Agriculture:
Current-period gross charge-offs	$1,520	$339	$204	$53	$48	$33	$—	$2,197

Commercial Real Estate - Owner Occupied
Pass	$26,677	$40,344	$72,901	$62,663	$52,478	$97,293	$8,358	$360,714
Special Mention	—	3,525	4,987	855	383	302	178	10,230
Substandard	—	—	—	—	—	3,189	234	3,423
Doubtful	—	—	—	—	—	—	—	—
Total Commercial Real Estate - Owner Occupied	$26,677	$43,869	$77,888	$63,518	$52,861	$100,784	$8,770	$374,367
Commercial Real Estate - Owner Occupied:
Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial Real Estate - Non-Owner Occupied
Pass	$59,635	$227,608	$299,079	$170,534	$121,313	$280,870	$29,219	$1,188,258
Special Mention	—	—	7,166	—	—	10,533	—	17,699
Substandard	—	—	—	8,000	—	12,034	—	20,034
Doubtful	—	—	—	—	—	—	—	—
Total Commercial Real Estate - Non-Owner Occupied	$59,635	$227,608	$306,245	$178,534	$121,313	$303,437	$29,219	$1,225,991
Commercial Real Estate - Non-Owner Occupied:
Current-period gross charge-offs	$—	$—	$—	$—	$—	$672	$—	$672

Residential Real Estate
Pass	$97,552	$127,090	$113,877	$90,198	$64,528	$91,785	$168,840	$753,870
Special Mention	71	286	—	576	92	481	426	1,932
Substandard	—	316	967	859	675	2,655	1,180	6,652
Doubtful	1,115	—	—	—	—	—	300	1,415
Total Residential Real Estate	$98,738	$127,692	$114,844	$91,633	$65,295	$94,921	$170,746	$763,869
Residential Real Estate:
Current-period gross charge-offs	$2	$—	$—	$3	$—	$78	$—	$83

CIVISTA BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024, 2023 and 2022

(Amounts in thousands, except share data)

							Revolving
December 31, 2024	2024	2023	2022	2021	2020	Prior	Loans	Total
Real Estate Construction
Pass	$90,417	$133,695	$52,564	$10,348	$6,841	$2,369	$9,449	$305,683
Special Mention	154	—	—	155	—	—	—	309
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total Real Estate Construction	$90,571	$133,695	$52,564	$10,503	$6,841	$2,369	$9,449	$305,992
Real Estate Construction:
Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Farm Real Estate
Pass	$571	$2,125	$495	$2,099	$4,122	$11,525	$1,490	$22,427
Special Mention	—	—	388	—	—	158	62	608
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total Farm Real Estate	$571	$2,125	$883	$2,099	$4,122	$11,683	$1,552	$23,035
Farm Real Estate:
Current-period charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Lease Financing Receivables
Pass	$18,783	$16,516	$6,955	$1,563	$426	$65	$—	$44,308
Special Mention	1,107	—	—	—	—	—	—	1,107
Substandard	—	466	1,000	—	19	—	—	1,485
Doubtful	—	—	—	—	—	—	—	-
Total Lease Financing Receivables	$19,890	$16,982	$7,955	$1,563	$445	$65	$—	$46,900
Lease Financing Receivables:
Current-period charge-offs	$—	$199	$607	$12	$63	$—	$—	$881

Consumer and Other
Pass	$2,521	$3,717	$2,329	$1,787	$677	$206	$1,339	$12,576
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	3	—	9	—	—	—	12
Doubtful	—	—	—	—	—	—	—	—
Total Consumer and Other	$2,521	$3,720	$2,329	$1,796	$677	$206	$1,339	$12,588
Consumer and Other:
Current-period charge-offs	$25	$7	$21	$5	$6	$18	$—	$82
Total Loans	$378,884	$614,398	$600,710	$382,931	$260,320	$527,246	$316,741	$3,081,230
Total Loans:
Current-period charge-offs	$1,547	$545	$832	$73	$117	$801	$—	$3,915

CIVISTA BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024, 2023 and 2022

(Amounts in thousands, except share data)

	Term Loans Amortized Cost Basis by Origination Year

							Revolving
December 31, 2023	2023	2022	2021	2020	2019	Prior	Loans	Total
Commercial & Agriculture
Pass	$56,359	$64,250	$52,258	$17,622	$9,516	$14,088	$82,982	$297,075
Special Mention	774	—	287	1,690	—	106	169	3,026
Substandard	396	86	67	131	271	73	3,668	4,692
Doubtful	—	—	—	—	—	—	—	—
Total Commercial & Agriculture	$57,529	$64,336	$52,612	$19,443	$9,787	$14,267	$86,819	$304,793
Commercial & Agriculture:
Current-period gross charge-offs	$—	$673	$532	$—	$—	$95	$—	$1,300

Commercial Real Estate - Owner Occupied
Pass	$36,030	$82,502	$67,904	$56,069	$29,784	$92,750	$5,844	$370,883
Special Mention	526	217	739	517	-	188	—	2,187
Substandard	—	231	—	—	3,098	922	—	4,251
Doubtful	—	—	—	—	—	—	—	—
Total Commercial Real Estate - Owner Occupied	$36,556	$82,950	$68,643	$56,586	$32,882	$93,860	$5,844	$377,321
Commercial Real Estate - Owner Occupied:
Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial Real Estate - Non-Owner Occupied
Pass	$183,439	$269,334	$198,832	$136,031	$120,659	$206,267	$23,016	$1,137,578
Special Mention	—	5,774	6,171	—	—	8,688	277	20,910
Substandard	—	—	—	—	122	3,284	—	3,406
Doubtful	—	—	—	—	—	—	—	—
Total Commercial Real Estate - Non-Owner Occupied	$183,439	$275,108	$205,003	$136,031	$120,781	$218,239	$23,293	$1,161,894
Commercial Real Estate - Non-Owner Occupied:
Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Residential Real Estate
Pass	$90,770	$124,695	$97,661	$71,379	$33,534	$78,894	$157,083	$654,016
Special Mention	—	—	221	97	—	245	—	563
Substandard	186	342	684	82	582	2,063	1,323	5,262
Doubtful	—	—	—	—	—	—	—	—

CIVISTA BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024, 2023 and 2022

(Amounts in thousands, except share data)

Total Residential Real Estate	$90,956	$125,037	$98,566	$71,558	$34,116	$81,202	$158,406	$659,841
Residential Real Estate:
Current-period gross charge-offs	$—	$6	$—	$—	$—	$11	$—	$17

CIVISTA BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024, 2023 and 2022

(Amounts in thousands, except share data)

	Term Loans Amortized Cost Basis by Origination Year

							Revolving
December 31, 2023	2023	2022	2021	2020	2019	Prior	Loans	Total
Real Estate Construction
Pass	$108,606	$105,222	$20,960	$6,739	$2,699	$2,635	$9,335	$256,196
Special Mention	—	1,226	926	2,019	—	—	—	4,171
Substandard	—	—	42	—	—	—	—	42
Doubtful	—	—	—	—	—	—	—	—
Total Real Estate Construction	$108,606	$106,448	$21,928	$8,758	$2,699	$2,635	$9,335	$260,409
Real Estate Construction:
Current-period gross charge-offs	$—	$—	$—	$—	$—	$-	$—	$—

Farm Real Estate
Pass	$2,207	$967	$2,256	$4,462	$789	$12,528	$1,292	$24,501
Special Mention	—	—	—	—	—	20	—	20
Substandard	—	—	—	—	—	250	—	250
Doubtful	—	—	—	—	—	—	—	—
Total Farm Real Estate	$2,207	$967	$2,256	$4,462	$789	$12,798	$1,292	$24,771
Farm Real Estate:
Current-period charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Lease Financing Receivables
Pass	$28,177	$13,924	$6,620	$3,678	$1,725	$1	$—	$54,125
Special Mention	—	—	—	—	—	—	—	-
Substandard	—	8	38	61	231	17	—	355
Doubtful	—	139	—	15	8	—	—	162
Total Lease Financing Receivables	$28,177	$14,071	$6,658	$3,754	$1,964	$18	$-	$54,642
Lease Financing Receivables:
Current-period charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer and Other
Pass	$6,510	$4,135	$3,615	$1,578	$509	$248	$1,424	$18,019
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	2	14	15	—	6	—	37
Doubtful	—	—	—	—	—	—	—	—
Total Consumer and Other	$6,510	$4,137	$3,629	$1,593	$509	$254	$1,424	$18,056
Consumer and Other:
Current-period charge-offs	$6	$40	$40	$7	$13	$3	$5	$114
Total Loans	$513,980	$673,054	$459,295	$302,185	$203,527	$423,273	$286,413	$2,861,727
Total Loans:
Current-period charge-offs	$7	$719	$572	$7	$13	$109	$5	$1,431

CIVISTA BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024, 2023 and 2022

(Amounts in thousands, except share data)

The following tables include an aging analysis of the recorded investment of past due loans outstanding as of December 31, 2024 and 2023.

December 31, 2024	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Loans	Past Due 90 Days and Accruing
Commercial & Agriculture	$825	$114	$1,374	$2,313	$326,175	$328,488	$—
Commercial Real Estate:
Owner Occupied	—	—	225	225	374,142	374,367	225
Non-Owner Occupied	69	8,000	2,514	10,583	1,215,408	1,225,991	—
Residential Real Estate	5,504	1,634	2,273	9,411	754,458	763,869	—
Real Estate Construction	—	—	—	—	305,992	305,992	—
Farm Real Estate	—	—	—	—	23,035	23,035	—
Lease Financing Receivables	575	351	909	1,835	45,065	46,900	—
Consumer and Other	181	37	3	221	12,367	12,588	—
Total	$7,154	$10,136	$7,298	$24,588	$3,056,642	$3,081,230	$225

December 31, 2023	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Loans	Past Due 90 Days and Accruing
Commercial & Agriculture	$1,228	$471	$1,999	$3,698	$301,095	$304,793	$73
Commercial Real Estate:
Owner Occupied	4	—	123	127	377,194	377,321	—
Non-Owner Occupied	—	—	—	0	1,161,894	1,161,894	—
Residential Real Estate	4,581	1,180	1,642	7,403	652,438	659,841	—
Real Estate Construction	—	—	—	—	260,409	260,409	—
Farm Real Estate	—	—	—	—	24,771	24,771	—
Lease Financing Receivables	950	410	373	1,733	52,909	54,642	—
Consumer and Other	172	23	2	197	17,859	18,056	—
Total	$6,935	$2,084	$4,139	$13,158	$2,848,569	$2,861,727	$73

The following table presents loans on nonaccrual status as of December 31, 2024.

December 31, 2024	Nonaccrual loans with a related ACL	Nonaccrual loans without a related ACL	Total Nonaccrual loans	Interest Income Recognized
Commercial & Agriculture	$8,901	$3,370	$12,271	$1
Commercial Real Estate:
Owner Occupied	36	—	36	79
Non-Owner Occupied	2,514	8,000	10,514	—
Residential Real Estate	4,745	2,131	6,876	172
Real Estate Construction	—	—	-	—
Farm Real Estate	—	—	-	—
Lease Financing Receivables	638	600	1,238	—
Consumer and Other	15	—	15	4
Total	$16,849	$14,101	$30,950	$256

CIVISTA BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024, 2023 and 2022

(Amounts in thousands, except share data)

The following table presents loans on nonaccrual status as of December 31, 2023.

December 31, 2023	Nonaccrual loans with a related ACL	Nonaccrual loans without a related ACL	Total Nonaccrual loans	Interest Income Recognized
Commercial & Agriculture	$914	$4,891	$5,805	$9
Commercial Real Estate:
Owner Occupied	269	3	272	7
Non-Owner Occupied	—	1,167	1,167	—
Residential Real Estate	—	4,633	4,633	26
Real Estate Construction	—	41	41	—
Farm Real Estate	—	—	—	—
Lease Financing Receivables	15	492	507	—
Consumer and Other	—	42	42	4
Total	$1,198	$11,269	$12,467	$46

The following table presents loans on nonaccrual status as of December 31, 2022.

December 31, 2022	Total Nonaccrual loans	Interest Income Recognized
Commercial & Agriculture	$774	$—
Commercial Real Estate:
Owner Occupied	386	143
Non-Owner Occupied	1,109	—
Residential Real Estate	3,926	73
Real Estate Construction	221	—
Farm Real Estate	—	—
Lease Financing Receivables	—	—
Consumer and Other	91	235
Total	$6,507	$451

Nonaccrual Loans: Loans are considered for nonaccrual status upon reaching 90 days delinquency, unless the loan is well secured and in the process of collection, although Civista may be receiving partial payments of interest and partial repayments of principal on such loans. When a loan is placed on nonaccrual status, previously accrued but unpaid interest is deducted from interest income. A loan may be returned to accruing status only if one of three conditions are met: the loan is well-secured and none of the principal and interest has been past due for a minimum of 90 days; the borrower has made a minimum of six months payments; or the principal and interest payments are reasonably assured and a sustained period of performance has occurred, generally six months. The gross interest income that would have been recorded on nonaccrual loans in 2024, 2023 and 2022 if the loans had been current in accordance with their original terms and had been outstanding throughout the period or since origination, if held for part of the period, was $657, $446 and $384, respectively. The amount of interest income on such loans recognized on a cash basis was $256 in 2024, $343 in 2023 and $451 in 2022.

In accordance with the adoption of ASU 2022-02, Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, accounting guidance for Troubled Debt Restructurings ("TDRs") for creditors has been eliminated. New guidance with respect to recognition, measurement, and disclosures of loans for borrowers experiencing financial difficulties supersedes guidance on TDRs. Under ASU 2022-02, the Company is required to evaluate whether a loan modification represents a new loan or a continuation of an existing loan. The amendment enhanced existing disclosure requirements and introduced new requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty under criteria of principal forgiveness, interest rate reduction, other-than-insignificant payment delay, or term extension.

CIVISTA BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024, 2023 and 2022

(Amounts in thousands, except share data)

Of the loans modified as of December 31, 2024, $16.6 million were on non-accrual status and partial charge-offs have in some cases been taken against the outstanding balance. The allowance for credit losses incorporates an estimate of lifetime expected credit losses and is recorded on each loan upon loan origination or acquisition. The starting point for the estimate of the allowance for credit losses is historical loss information, which includes losses from modifications of loans to borrowers experiencing financial difficulty. The Company uses probability of default/loss given default, discounted cash flows or remaining life method to determine the allowance for credit losses. An assessment of whether a borrower is experiencing financial difficulty is made on the date of a modification. Because the effect of most modifications made to borrowers experiencing financial difficulty is already included in the allowance for credit losses because of the measurement methodologies used to estimate the allowance, a change to the allowance for credit losses is generally not recorded upon modification.

The following table shows the amortized cost basis at the end of the reporting period of the loans modified to borrowers experiencing financial difficulty, disaggregated by loan category and type of modification granted during the year ended December 31, 2024. The percentage of the amortized cost basis of loans that were modified to borrowers experiencing financial difficulty as compared to the amortized cost basis of each class of loan category is also presented below:

	Loans Modifications Made to Borrowers Experiencing Financial Difficulty
	December 31, 2024
	(Dollars in Thousands)
	Term Extension		Payment Deferral
Loan Type	Amortized Cost Basis	Percent of total loans by category	Amortized Cost Basis	Percent of total loans by category
Commercial & Agriculture	$4,549	1.38%	$435	0.13%
Commercial Real Estate:
Owner Occupied	—	—	—	—
Non-Owner Occupied	8,000	0.65%	2,514	0.21%
Residential Real Estate	1,115	0.15%	—	—
Real Estate Construction	—	—	—	—
Farm Real Estate	—	—	—	—
Consumer and Other	—	—	—	—
Total Loan Modifications	$13,664		$2,949

The following table describes the financial effect of the modifications made to borrowers experiencing financial difficulty:

CIVISTA BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024, 2023 and 2022

(Amounts in thousands, except share data)

Term Extension
Loan Type	Financial Effect
Commercial & Agriculture	- 6 month, 12 month and 62 month term extensions
Commercial Real Estate:
Owner Occupied
Non-Owner Occupied	- 6 month term extension
Residential Real Estate	- 35 month term extension
Real Estate Construction
Farm Real Estate
Consumer and Other

Payment Deferral
Loan Type	Financial Effect
Commercial & Agriculture	- 5 month payment deferral
Commercial Real Estate:
Owner Occupied
Non-Owner Occupied	- 5 month and 7.5 month payment deferral
Residential Real Estate
Real Estate Construction
Farm Real Estate
Consumer and Other

Upon the Company's determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is written off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount. There were no modification loans that had a payment default during the year ended December 31, 2024 and were modified in the twelve months prior to that default to borrowers experiencing financial difficulty. There were no loans modified to borrowers experiencing financial difficulty during the period ended December 31, 2023. There were no loans modified in a troubled debt restructuring during the period ended December 31, 2022.

The Company closely monitors the performance of the loans that were modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. Twelve of the modified loans are on nonaccrual as of December 31, 2024.

Individually Evaluated Loans: Larger (greater than $350) Commercial & Agricultural and Commercial Real Estate loan relationships, as well as Residential Real Estate and Consumer loans and Lease financing receivables that are part of a larger relationship are individually evaluated on a quarterly basis, when they do not share similar risk characteristics with the collectively evaluated pools. These loans are analyzed to determine if it is probable that all amounts will not be collected according to the contractual terms of the loan agreement. If management determines that the value of the loan is less than the recorded investment in the loan (net of previous charge-offs, deferred loan fees or costs and unamortized premium or discount), impairment is recognized through an allowance estimate or a charge-off to the allowance. The Company’s policy for recognizing interest income on individually evaluated loans does not differ from its overall policy for interest recognition.

The following tables present the amortized cost basis of collateral dependent loans, which are individually evaluated to determine expected credit losses, and the related allowance for credit losses allocated to these loans.

CIVISTA BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024, 2023 and 2022

(Amounts in thousands, except share data)

December 31, 2024	Real Estate	Other	Allowance for Credit Losses
Commercial & Agriculture	$—	$8,179	$1,679
Commercial Real Estate:
Owner Occupied	—	—	—
Non-Owner Occupied	10,514	—	674
Residential Real Estate	2,131	—	—
Real Estate Construction	—	—	—
Farm Real Estate	—	—	—
Lease Financing Receivables	—	665	6
Consumer and Other	—	—	—
Total	$12,645	$8,844	$2,359

December 31, 2023	Real Estate	Other	Allowance for Credit Losses
Commercial & Agriculture	$—	$4,674	$945
Commercial Real Estate:
Owner Occupied	308	—	37
Non-Owner Occupied	1,167	—	268
Residential Real Estate	149	—	—
Real Estate Construction	—	—	—
Farm Real Estate	—	—	—
Lease Financing Receivables	—	61	15
Consumer and Other	—	—	—
Total	$1,624	$4,735	$1,265

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

Foreclosed assets acquired in settlement of loans are carried at fair value less estimated costs to sell and are included in Other assets on the Consolidated Balance Sheet. As of December 31, 2024 and 2023, there were no foreclosed assets included in Other assets. As of December 31, 2024 and 2023, the Company had initiated formal foreclosure procedures on $669 and $1,018, respectively, of Residential Real Estate loans.

Allowance for Credit Losses on Off-Balance-Sheet Credit Exposures

The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk from a contractual obligation to extend credit. The allowance for credit losses on off-balance sheet credit exposures is recorded within accrued expenses and other liabilities on the Consolidated Balance Sheet with adjustments recorded in provision for credit losses on the Consolidated Statements of Operations. The estimated credit loss includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. The estimate of expected credit loss is based on the historical loss rate for the loan class in which the loan commitments would be classified as if funded.

The following table lists the allowance for credit losses on off-balance sheet credit exposures as of December 31, 2024:

CIVISTA BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024, 2023 and 2022

(Amounts in thousands, except share data)

	Twelve Months Ended
	December 31,
	2024	2023
Beginning of Period	$3,901	—
CECL adoption adjustments	—	3,386
Charge-offs	—	—
Recoveries	—	—
Provision	(521)	515
End of Period	$3,380	3,901

CIVISTA BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024, 2023 and 2022

(Amounts in thousands, except share data)

NOTE 6 - OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the components of other comprehensive income (loss), net of tax, as of December 31, 2024, 2023 and 2022:

	Before Tax	Tax Effect	Net of Tax
Year Ended December 31, 2024
Net unrealized losses on investment securities:
Other comprehensive loss before reclassifications	$(7,338)	$(1,537)	$(5,801)
Amounts reclassified from accumulated other comprehensive loss	(33)	(7)	(26)
Net unrealized losses on investment securities	(7,371)	(1,544)	(5,827)

Defined benefit plans:
Other comprehensive income before reclassifications	—	—	—
Amounts reclassified from accumulated other comprehensive loss	—	—	—
Defined benefit plans, net	—	—	—
Other comprehensive loss	$(7,371)	$(1,544)	$(5,827)

Year Ended December 31, 2023
Net unrealized gains on investment securities:
Other comprehensive gain before reclassifications	$12,330	$2,583	$9,747
Amounts reclassified from accumulated other comprehensive loss	—	—	—
Net unrealized gains on investment securities	12,330	2,583	9,747

Defined benefit plans:
Other comprehensive income before reclassifications	972	204	768
Amounts reclassified from accumulated other comprehensive loss	—	—	—
Defined benefit plans, net	972	204	768
Other comprehensive loss	$13,302	$2,787	$10,515

Year Ended December 31, 2022
Net unrealized losses on investment securities:
Other comprehensive loss before reclassifications	$(85,517)	$(18,079)	$(67,438)
Amounts reclassified from accumulated other comprehensive loss	(10)	(2)	(8)
Net unrealized losses on investment securities	(85,527)	(18,081)	(67,446)

Defined benefit plans:
Other comprehensive income before reclassifications	736	155	581
Amounts reclassified from accumulated other comprehensive loss	—	—	—
Defined benefit plans, net	736	155	581
Other comprehensive loss	$(84,791)	$(17,926)	$(66,865)

CIVISTA BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024, 2023 and 2022

(Amounts in thousands, except share data)

The following table presents the changes in each component of accumulated other comprehensive income (loss), net of tax, as of December 31, 2024, 2023 and 2022.

	For the Year Ended December 31, 2024			For the Year Ended December 31, 2023			For the Year Ended December 31, 2022
	Unrealized Gains and Losses on Available for Sale Securities	Defined Benefit Pension Items	Total	Unrealized Gains and Losses on Available for Sale Securities	Defined Benefit Pension Items	Total	Unrealized Gains and Losses on Available for Sale Securities	Defined Benefit Pension Items	Total
Beginning balance	$(43,024)	$(4,506)	$(47,530)	$(52,771)	$(5,274)	$(58,045)	$14,675	$(5,855)	$8,820
Other comprehensive income (loss) before classifications	(5,801)	—	(5,801)	9,747	768	10,515	(67,438)	581	(66,857)
Amounts reclassified from accumulated other comprehensive income (loss)	(26)	—	(26)	—	—	—	(8)	—	(8)
Net current-period other comprehensive income(loss)	(5,827)	—	(5,827)	9,747	768	10,515	(67,446)	581	(66,865)
Ending balance	$(48,851)	$(4,506)	$(53,357)	$(43,024)	$(4,506)	$(47,530)	$(52,771)	$(5,274)	$(58,045)

The following table presents the amounts reclassified out of each component of accumulated other comprehensive loss as of December 31, 2024, 2023 and 2022.

	Amount Reclassified from Accumulated Other Comprehensive Loss (a)
	For the year ended December 31,
Details about Accumulated Other Comprehensive Income (Loss) Components	2024		2023		2022		Affected Line Item in the Statement Where Net Income is Presented
Unrealized gains (losses) on available for sale securities	$33		$—		$10		Net gain on sale of securities
Tax effect	(7)		—		(2)		Income taxes
	26		—		8
Amortization of defined benefit pension items
Actuarial losses	—	(b)	—	(b)	—	(b)	Other operating expenses
Tax effect	—		—		—		Income taxes
	—		—		—
Total reclassifications for the period	$26		$—		$8

(a)
Amounts in parentheses indicate expenses and other amounts indicate income.
(b)
These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension cost.

CIVISTA BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024, 2023 and 2022

(Amounts in thousands, except share data)

NOTE 7 - PREMISES AND EQUIPMENT

Year-end premises and equipment were as follows:

	At December 31,
	2024	2023
Land and improvements	$8,303	$8,392
Buildings and improvements	40,494	40,418
Furniture and equipment	66,352	76,564
Total	115,149	125,374
Accumulated depreciation	(67,983)	(68,605)
Premises and equipment, net	$47,166	$56,769

Depreciation expense was $9,545 in 2024, $10,760 in 2023 and $4,456 in 2022.

The Company is the lessor of equipment under operating leases to customers. The operating lease assets are presented within furniture and equipment in the table above and classified on the Consolidated Balance Sheets as premises and equipment. The total cost of leased assets at December 31, 2024 and 2023, was $31,168 and $41,730, respectively, and total accumulated depreciation on leased assets was ($12,032) and ($15,163), respectively. Depreciation expense on lease assets for the years ended December 31, 2024, 2023, and 2022 was $8,283, $9,636, and $1,918, respectively. The increase in depreciation expense from 2022 is due to the acquisition of operating leases in connection with the acquisition of VFG during the fourth quarter of 2022, resulting in a partial year depreciation expense.

NOTE 8 - GOODWILL AND INTANGIBLE ASSETS

The balance of goodwill was $125,520 at December 31, 2024 and $125,520 at December 31, 2023.

Management performs an evaluation of goodwill for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Management performed an evaluation of the Company’s goodwill during the fourth quarter of 2024. Based on this test, management concluded that the Company’s goodwill was not impaired at December 31, 2024.

Acquired intangible assets were as follows as of year-end.

	2024			2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangible assets(1):
Core deposit intangibles	12,668	7,662	5,006	12,668	6,178	6,490
Total core deposit intangible assets	$12,668	$7,662	$5,006	$12,668	$6,178	$6,490

(1)
Excludes fully amortized core deposit intangible assets

Aggregate core deposit intangible amortization expense was $1,484, $1,579 and $1,296 for 2024, 2023 and 2022, respectively.

CIVISTA BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024, 2023 and 2022

(Amounts in thousands, except share data)

Activity for mortgage servicing rights (MSRs) and the related valuation allowance follows:

	2024	2023	2022
Mortgage Servicing Rights:
Beginning of year	$3,018	$2,689	$2,642
Additions	202	659	397
Disposals	—	—	—
Amortized to expense	343	330	350
Other Charges	—	—	—
Change in valuation allowance	—	—	—
End of year	$2,877	$3,018	$2,689

Valuation allowance:
Beginning of year	$—	$—	$—
Additions expensed	—	—	—
Reductions credited to operations	—	—	—
Direct write-offs	—	—	—
End of year	$—	$—	$—

The unpaid principal balance of mortgage loans serviced for third parties was $419,407 at December 31, 2024, compared to $442,635 at December 31, 2023 and $456,149 at December 31, 2022.

Aggregate mortgage servicing rights (MSRs) amortization was $343, $330 and $350 for 2024, 2023 and 2022, respectively.

Mortgage loan contractual servicing fees were $1,085, $1,137 and $1,063 for 2024, 2023 and 2022, respectively. Mortgage loan contractual servicing fees are included in Other income on the Consolidated Statements of Operations.

The fair value of servicing rights was $3,854, $3,018, and $2,689 at year-end 2024, 2023 and 2022, respectively. Fair value at year-end 2024 was determined using a discount rate range of 5.3% to 10.4% with the average discount rate of 6.96%, weighted average prepayment speed of 10.83%, depending on the stratification of the specific right, and a weighted average default rate of 0.0%. Fair value at year-end 2023 was determined using a discount rate of 12.0%, prepayment speeds ranging from 4.6% to 11.0%, depending on the stratification of the specific right, and a default rate of 0.0%.

Estimated amortization expense for each of the next five years and thereafter is as follows:

	MSRs	Core deposit intangibles	Total
2025	$165	$1,316	$1,481
2026	163	1,193	1,356
2027	159	1,071	1,230
2028	153	782	935
2029	151	282	433
Thereafter	2,086	362	2,448
	$2,877	$5,006	$7,883

CIVISTA BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024, 2023 and 2022

(Amounts in thousands, except share data)

NOTE 9 - INTEREST-BEARING DEPOSITS

Interest-bearing deposits as of December 31, 2024 and 2023 were as follows:

	2024	2023
Demand	$419,583	$449,449
Savings and Money markets	1,152,239	863,067
Certificates of Deposit:
$250 and over	120,543	92,933
Other	782,209	765,734
Individual Retirement Accounts	42,202	42,146
Total	$2,516,776	$2,213,329

Scheduled maturities of certificates of deposit ("CDs"), including IRAs, at December 31, 2024 were as follows:

2025	$888,354
2026	34,928
2027	10,192
2028	5,620
2029	5,719
Thereafter	141
Total	$944,954

Deposits from the Company’s principal shareholders, officers, directors, and their affiliates at year-end 2024 and 2023 were $11,769 and $11,546, respectively.

As of December 31, 2024 and December 31, 2023, CDs and IRAs totaling $125,868 and $98,158, respectively, met or exceeded the FDIC’s insurance limit of $250,000.

As of December 31, 2024 and December 31, 2023, brokered deposits totaled $500,265 and $517,190, respectively.

NOTE 10 - SHORT-TERM BORROWINGS

Short-term borrowings, which consist of federal funds purchased and other short-term FHLB advances are summarized as follows:

	At December 31, 2024		At December 31, 2023
	Federal Funds Purchased	Short-term FHLB Advances	Federal Funds Purchased	Short-term FHLB Advances
Outstanding balance at year end	$—	$339,000	$—	$338,000
Maximum indebtedness during the year	50,000	501,500	—	521,500
Average balance during the year	137	341,692	—	280,887
Average rate paid during the year	5.27%	5.23%	—	5.12%
Interest rate on year end balance	—	4.42%	—	5.41%

Average balances during the year represent daily averages. Average interest rates represent interest expense divided by the related average balances.

These borrowing transactions can range from overnight to six months in maturity. The average maturity was one day at December 31, 2024.

CIVISTA BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024, 2023 and 2022

(Amounts in thousands, except share data)

NOTE 11 - FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS

Long-term advances from the FHLB were $1,501 and $2,392 at December 31, 2024 and December 31, 2023, respectively. Outstanding balances have maturity dates between May 2025 and June 2028 with fixed rates ranging from 1.18% to 2.97%. The weighted average rate on outstanding advances was 2.44% at December 31, 2024. Outstanding advances are prepayable in whole or in part and could be subject to a termination fee.

Other borrowings totaled $6,293 at December 31, 2024, and included borrowings from the CLF division of Civista. The weighted average rate on these borrowings was 6.72% and the weighted average life was 30 months.

Scheduled principal reductions of FHLB advances outstanding at December 31, 2024 were as follows:

2025	$684
2026	470
2027	273
2028	74
Total	$1,501

In addition to FHLB borrowings, the Company had outstanding letters of credit with the FHLB totaling $128,400 and $24,400 at year-end 2024 and 2023, respectively, used for pledging to secure public funds. FHLB borrowings and the letters of credit were collateralized by FHLB stock and by $1,234,624 and $1,044,027 of residential mortgage loans under a blanket lien arrangement at year-end 2024 and 2023, respectively.

The Company had a FHLB maximum borrowing capacity of $839,034 as of December 31, 2024, with remaining borrowing capacity of approximately $370,133. The borrowing arrangement with the FHLB is subject to annual renewal. The maximum borrowing capacity is recalculated at least quarterly.

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

The following table presents detail regarding the securities pledged as collateral under repurchase agreements as of December 31, 2024 and 2023. All of the repurchase agreements are overnight agreements.

	December 31, 2024	December 31, 2023
Securities pledged for repurchase agreements:
U.S. Treasury securities	$—	$—
Obligations of U.S. government agencies	—	—
Total securities pledged	$—	$—
Gross amount of recognized liabilities for repurchase agreements	$—	$—
Amounts related to agreements not included in offsetting disclosures above	$—	$—

CIVISTA BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024, 2023 and 2022

(Amounts in thousands, except share data)

Information concerning securities sold under agreements to repurchase was as follows:

	2024	2023	2022
Outstanding balance at year end	$—	$—	$25,143
Average balance during the year	—	8,685	24,390
Average interest rate during the year	—	0.05%	0.05%
Maximum month-end balance during the year	$—	$21,658	$26,044
Weighted average interest rate at year end	—	—	0.05%

NOTE 13 - SUBORDINATED DEBENTURES

The following table summarizes the Company's subordinated debentures at December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
Subordinated Note - fixed interest rate until November 30, 2026 then variable interest rate equal to SOFR plus 2.19%, the rate was 3.25% at December 31, 2024 and 2023, respectively - $75,000 maturing December 31, 2031; net of unamortized debt issuance costs of $1,260 and $1,406 as of December 31, 2024 and 2023, respectively	$73,740	$73,594
First Citizens Statutory Trust II - variable interest equal to 3-month CME Term SOFR plus 3.15%, which was 8.07% and 8.81% at December 31, 2024 and 2023, respectively - $7,732 maturing March 26, 2033	7,732	7,732
First Citizens Statutory Trust III - variable interest equal to 3-month CME Term SOFR plus 2.25%, which was 7.32% and 7.91% at December 31, 2024 and 2023, respectively - $12,887 maturing September 20, 2034	12,887	12,887
First Citizens Statutory Trust IV - variable interest equal to 3-month CME Term SOFR plus 1.60%, which was 6.81% and 7.27% at December 31, 2024 and 2023, respectively - $5,155 maturing March 23, 2037	5,155	5,155
Futura TPF Trust I - variable interest rate equal to 3-month CME Term SOFR plus 1.66%, which was 6.87% and 7.33% at December 31, 2024 and 2023, and respectively - $2,578 maturing June 15, 2035	2,578	2,578
Futura TPF Trust II - variable interest rate equal to 3-month CME Term SOFR plus 1.66%, which was 6.87% and 7.33% at December 31, 2024 and 2023, respectively - $2,070 maturing June 15, 2035; net of purchase discount of $73	1,997	1,997
Total subordinated debentures	$104,089	$103,943

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

CIVISTA BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024, 2023 and 2022

(Amounts in thousands, except share data)

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

NOTE 14 - INCOME TAXES

Income taxes were as follows for the years ended December 31:

	2024	2023	2022
Current - federal	$6,498	$8,256	$6,973
Current - state	246	68	152
Deferred	(1,853)	(675)	483
Income taxes	$4,891	$7,649	$7,608

CIVISTA BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024, 2023 and 2022

(Amounts in thousands, except share data)

Effective tax rates differed from the statutory federal income tax rate of 21% in 2024, 2023 and 2022 due to the following:

	2024	2023	2022
Income taxes computed at the statutory federal tax rate	$7,681	$10,629	$9,878
Add (subtract) tax effect of:
Tax-exempt interest income, net	(1,975)	(1,938)	(1,666)
Low income housing investments	(555)	(620)	(679)
Cash surrender value of BOLI	(471)	(233)	(207)
Other	211	(189)	282
Income tax expense	$4,891	$7,649	$7,608

Year-end deferred tax assets and liabilities were due to the following:

	2024	2023
Deferred tax assets
Allowance for credit losses	$8,554	$7,711
Unrealized loss on securities available for sale	13,104	11,633
Unrealized loss on minimum pension liability	1,198	1,198
Deferred compensation	1,241	1,155
Unfunded commitment liability	733	819
Deferred loan fees, net	583	576
Purchase accounting adjustments	524	135
Accrued compensation	674	368
Lease liability	231	343
Other	74	287
Deferred tax asset	26,916	24,225
Deferred tax liabilities
Fixed assets depreciation	(1,968)	(2,198)
Prepaid pension	(1,602)	(1,343)
Loan servicing rights	(624)	(634)
Discount accretion on securities	(244)	(502)
FHLB stock dividends	(126)	(223)
Right of use asset	(231)	(343)
Prepaids	(297)	(314)
Other	(143)	(311)
Deferred tax liability	(5,235)	(5,868)
Net deferred tax asset	$21,681	$18,357

At December 31, 2024, the Company had no net operating losses subject to Section 382 limitations. As of December 31, 2023, the Company had $30 in net operating losses subject to Section 382 limitations. No valuation allowance was established at December 31, 2024 and 2023, due to the Company’s ability to carryforward net operating losses to taxes paid in future years and certain tax strategies, coupled with the anticipated future income as evidenced by the Company’s earning potential.

There is currently no liability for uncertain tax positions and no known unrecognized tax benefits.
The Company’s federal tax returns for taxable years through 2019 have been closed for purposes of examination by the Internal Revenue Service.

CIVISTA BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024, 2023 and 2022

(Amounts in thousands, except share data)

NOTE 15 - RETIREMENT PLANS

The Company sponsors a savings and retirement 401(k) plan, which covers all employees who meet certain eligibility requirements and who choose to participate in the plan. The matching contribution to the 401(k) plan was $1,688, $1,608 and $1,377 in 2024, 2023 and 2022, respectively. The Company’s matching contribution is 100% of an employee’s first three percent contributed and 50% of the next two percent contributed.

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

In October 2015, the Company, on behalf of it and its subsidiaries, entered into Pension Shortfall Agreements (the “Shortfall Agreements”) with ten employees of Civista. When the Company ceased accruals to its defined benefit pension plan on April 30, 2014, the circumstances of some participants with limited periods until their anticipated retirement dates would not permit them to use other available alternatives to make up for the shortfall in their expected pension. The Company calculated the total amount of the shortfall for each of the referenced individuals after considering its contributions to other retirement benefits. Pension shortfall expense was $82 in 2024, $118 in 2023 and $145 in 2022. Included in pension shortfall expense was interest expense, totaling $36, $36 and $24 in 2024, 2023 and 2022, respectively, which was also recorded in and credited to the accounts of the individuals covered by this plan.

Information about the pension plan is as follows:

	2024	2023
Change in benefit obligation:
Beginning benefit obligation	$8,019	$10,123
Service cost	—	—
Interest cost	360	454
Curtailment gain	—	—
Settlement loss	—	—
Actuarial (gain)/loss	(537)	(637)
Benefits paid	(910)	(1,921)
Settlement payments	—	—
Ending benefit obligation	6,932	8,019
Change in plan assets, at fair value:
Beginning plan assets	9,953	10,934
Actual return	230	940
Employer contribution	—	—
Benefits paid	(910)	(1,921)
Settlement payments	—	—
Administrative expenses	—	—
Ending plan assets	9,273	9,953
Funded status at end of year	$2,341	$1,934

Amounts recognized in accumulated other comprehensive income (loss) at December 31, consist of unrecognized actuarial loss of $4,506, net of $1,198 tax in 2024 and $4,506, net of $1,198 tax in 2023.

The accumulated benefit obligation for the defined benefit pension plan was $6,932 at December 31, 2024 and $8,019 at December 31, 2023.

CIVISTA BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024, 2023 and 2022

(Amounts in thousands, except share data)

The components of net periodic pension expense were as follows:

	2024	2023	2022
Service cost	$—	$—	$—
Interest cost	360	454	392
Expected return on plan assets	(767)	(605)	(732)
Net amortization and deferral	—	—	—
Net periodic pension cost (benefit)	(407)	(151)	(340)
Additional loss due to settlement	—	—	—
Total pension cost (benefit)	$(407)	$(151)	$(340)

Net loss (gain) recognized in other comprehensive income	$0	$(972)	$(736)
Total recognized in net periodic benefit cost and other comprehensive loss (before tax)	$(407)	$(1,123)	$(1,076)

The components of net periodic benefit cost other than the service cost component are included in the line item “Other operating expenses” in the Consolidated Statement of Operations.

The estimated net loss for the defined benefit pension plan that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year is $80. The Company did not incur any settlement costs related to the pension plan in 2024, 2023 or 2022.

The weighted average assumptions used to determine benefit obligations at year-end were as follows:

	2024	2023	2022
Discount rate on benefit obligation	5.54%	4.76%	4.95%
Long-term rate of return on plan assets	5.00%	5.53%	4.84%
Rate of compensation increase	0.00%	0.00%	0.00%

The weighted average assumptions used to determine net periodic pension cost were as follows:

	2024	2023	2022
Discount rate on benefit obligation	4.76%	4.95%	2.74%
Long-term rate of return on plan assets	5.53%	4.84%	3.84%
Rate of compensation increase	0.00%	0.00%	0.00%

The Company uses long-term market rates to determine the discount rate on the benefit obligation. Declines in the discount rate lead to increases in the actuarial loss related to the benefit obligation.

The expectation for long-term rate of return on the pension assets and the expected rate of compensation increases are reviewed periodically by management in consultation with outside actuaries and primary investment consultants. Factors considered in setting and adjusting these rates are historic and projected rates of return on the portfolio and historic and estimated rates of increases of compensation. Since the pension plan is frozen, the rate of compensation increase used to determine the benefit obligation for 2024, 2023 and 2022 was zero.

CIVISTA BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024, 2023 and 2022

(Amounts in thousands, except share data)

The Company’s pension plan asset allocation at year-end 2024 and 2023 and target allocation for 2024 by asset category are as follows:

	Target Allocation	Percentage of Plan Assets at Year-end
Asset Category	2024	2024	2023
Equity securities	0-30%	20.0%	20.0%
Debt securities	70-100	80.0	80.0
Total		100.0%	100.0%

The Company developed the pension plan investment policies and strategies for plan assets with its pension management firm. The assets are currently invested in seven diversified investment funds, which include four equity funds and three bond funds. The long-term guidelines from above were created to maximize the return on portfolio assets while reducing the risk of the portfolio. The management firm may allocate assets among the separate accounts within the established long-term guidelines. Transfers among these accounts will be at the management firm’s discretion based on their investment outlook and the investment strategies that are outlined at periodic meetings with the Company. The expected long-term rate of return on the plan assets was 5.00% in 2024 and 5.53% in 2023. This return is based on the expected return for each of the asset categories, weighted based on the target allocation for each class.

The Company does not expect to make any contribution to its pension plan in 2025. Employer contributions totaled $0 in 2024 and 2023. A decrease in the benefit obligations, offset by a decrease in the fair value of plan assets led to an increase in the funded status from $1,934 at December 31, 2023 to a funded status of $2,341 at December 31, 2024.

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

Fair Value of Investments in Entities That Use NAV

The following table summarizes investments measured at fair value based on NAV per share as of December 31, 2024 and 2023, respectively:

December 31, 2024	Fair Value	Unfunded Commitments	Redemption Frequency (if currently eligible)	Redemption Notice Period

Common/collective trust funds	$9,273	N/A	Daily	Daily

December 31, 2023	Fair Value	Unfunded Commitments	Redemption Frequency (if currently eligible)	Redemption Notice Period

Common/collective trust funds	$9,953	N/A	Daily	Daily

CIVISTA BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024, 2023 and 2022

(Amounts in thousands, except share data)

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

Expected benefit payments over the next ten years, which reflect expected future service, are as follows:

2025	$219
2026	249
2027	272
2028	282
2029	305
2030 through 2034	2,564

Supplemental Executive Retirement Plan

Civista established a supplemental executive retirement plan (“SERP”) in 2011, which covers key members of management. The SERP was amended and restated effective January 1, 2024. Under the SERP, participants will receive annually, following retirement, a percentage of their base compensations at the time of their retirement for a maximum of ten years. The SERP liability recorded at December 31, 2024, was $4,593, compared to $4,083 at December 31, 2023. The expense related to the SERP was $779, $233 and $420 for 2024, 2023 and 2022, respectively. Distributions to participants made in 2024, 2023 and 2022 totaled $270, $176, and $173, respectively.

NOTE 16 - EQUITY INCENTIVE PLAN

At the Company’s 2014 annual meeting, the shareholders adopted the Company’s 2014 Incentive Plan (“2014 Incentive Plan”). The 2014 Incentive Plan authorized the Company to grant options, stock awards, stock units and other awards for up to 375,000 common shares of the Company. The 2014 Incentive Plan expired in accordance with its terms on April 16, 2024, and no further awards may be granted under the 2014 Incentive Plan after April 16, 2024. On February 20, 2024, the Company's Board of Director's adopted the Civista Bancshares, Inc. 2024 Incentive Plan (the "2024 Incentive Plan"), which was subsequently approved by the shareholders of the Company at the Annual Meeting of Shareholders held on April 16, 2024. The 2024 Incentive Plan authorizes the Company to grant options, stock awards, stock units and other awards for up to 450,000 common shares of the Company. There were 438,087 shares available for grants under this plan at December 31, 2024.

No options were granted under the 2014 Incentive Plan or the 2024 Incentive Plan during the years ended December 31, 2024 and 2023.

Annually, the Board of Directors has awarded restricted common shares to senior officers of the Company. The restricted shares vest ratably over a three-year or five-year period following the grant date. The product of the number of restricted shares granted and the grant date market price of the Company’s common shares determines the fair value of restricted shares under the Company’s incentive plans. Management recognizes compensation expense for the fair value of restricted shares on a straight-line basis over the requisite service period for the entire award.

During the twelve months ended December 31, 2024, 2023 and 2022, directors of the Company’s banking subsidiary, Civista, were paid a retainer in the form of non-restricted common shares of the Company. An aggregate of 10,626, 11,817 and 8,098 common shares were issued to Civista directors in 2024, 2023 and 2022, respectively, as payment of their retainer for their service on the Civista Board of Directors. The issuances were expensed in their entirety when the shares were issued in the amounts of $154, $189 and $196, respectively.

The Company includes share-based compensation for employees as “Compensation expense” in the Consolidated Statements of Operations.

CIVISTA BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024, 2023 and 2022

(Amounts in thousands, except share data)

The following is a summary of the status of the Company’s restricted shares, and changes therein during the twelve months ended December 31, 2024:

	December 31, 2024
	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Nonvested at beginning of period	85,670	$21.88
Granted	42,239	15.51
Vested	(36,060)	21.47
Forfeited	(1,518)	21.41
Nonvested at end of period	90,331	19.14

The following is a summary of the status of the Company’s awarded restricted shares as of December 31, 2024:

At December 31, 2024
Date of Award	Shares	Remaining Expense	Remaining Vesting Period (Years)
March 14, 2020	2,027	$—	0.00
March 3, 2021	4,944	47	1.00
March 3, 2022	6,799	112	2.00
March 3, 2022	4,847	—	0.00
March 14, 2023	13,062	218	3.00
March 14, 2023	17,431	188	1.00
March 12, 2024	26,238	327	4.00
March 12, 2024	13,696	140	2.00
August 9, 2024	1,287	20	3.00
	90,331	$1,052	2.34

During the twelve months ended December 31, 2024, 2023 and 2022, the Company recorded share-based compensation expense of $718, $801 and $630, respectively, for restricted shares granted under the Company's incentive plans. At December 31, 2024, the total compensation cost related to unvested awards not yet recognized was $1,052, which is expected to be recognized over the weighted average remaining life of the grants of 2.34 years.

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

December 31, 2024, 2023 and 2022

(Amounts in thousands, except share data)

Fair value swap asset/liability: The fair value of swap assets and liabilities is based on an external derivative model using data inputs as of the valuation date and classified Level 2.

Collateral Dependent Loans: The Company generally measures the fair value of collateral dependent loans based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties. In some cases, management may adjust the appraised value due to the age of the appraisal, changes in market conditions, or observable deterioration of the property since the appraisal was completed. Additionally, management makes estimates about expected costs to sell the property which are also included in the net realizable value. If the fair value of the collateral dependent loan is less than the carrying amount of the loan, a specific reserve for the loan is made in the allowance for credit losses or a charge-off is taken to reduce the loan to the fair value of the collateral (less estimated selling costs) and the loan is included in the table below as a Level 3 measurement.

Assets and liabilities measured at fair value are summarized below.

Fair Value Measurements at December 31, 2024 using:

	(Level 1)	(Level 2)	(Level 3)
Assets measured at fair value on a recurring basis:
Securities available for sale
U.S. Treasury securities and obligations of U.S. Government agencies	$—	$97,387	$—
Obligations of states and political subdivisions	—	325,119	—
Mortgage-backed securities in government sponsored entities	—	225,561	—
Total securities available for sale	—	648,067	—
Equity securities	—	2,421	—
Swap asset	—	5,308	—
Liabilities measured at fair value on a recurring basis:
Swap liability	—	11,638	—
Assets measured at fair value on a nonrecurring basis:
Collateral-dependent loans	$—	$—	$19,177

Fair Value Measurements at December 31, 2023 using:

	(Level 1)	(Level 2)	(Level 3)
Assets measured at fair value on a recurring basis:
Securities available for sale
U.S. Treasury securities and obligations of U.S. Government agencies	$—	$67,658	$—
Obligations of states and political subdivisions	—	338,599	—
Mortgage-backed securities in government sponsored entities	—	212,015	—
Total securities available for sale	—	618,272	—
Equity securities	—	2,169	—
Swap asset	—	12,481	—
Liabilities measured at fair value on a recurring basis:
Swap liability	—	12,481	—
Assets measured at fair value on a nonrecurring basis:
Collateral-dependent loans	$—	$—	$5,083

CIVISTA BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024, 2023 and 2022

(Amounts in thousands, except share data)

The following tables present quantitative information about the Level 3 significant unobservable inputs for assets and liabilities measured at fair value on a nonrecurring basis at December 31, 2024 and 2023.

	Quantitative Information about Level 3 Fair Value Measurements
December 31, 2024	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
Collateral-dependent loans	$19,177	Appraisals which utilize sales comparison, net income and cost approach	Discounts for collection issues and changes in market conditions	10 - 75%	25%

	Quantitative Information about Level 3 Fair Value Measurements
December 31, 2023	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
Collateral-dependent loans	$5,083	Appraisals which utilize sales comparison, net income and cost approach	Discounts for collection issues and changes in market conditions	20 - 50%	27%

Fair Value of Financial Instruments

Much of the information used to arrive at “fair value” is highly subjective and judgmental in nature and therefore the results may not be precise. Subjective factors include, among other things, estimated cash flows, risk characteristics and interest rates, all of which are subject to change. With the exception of investment securities, the Company’s financial instruments are not readily marketable and market prices do not exist. Since negotiated prices for the instruments, which are not readily marketable, depend greatly on the motivation of the buyer and seller, the amounts that will actually be realized or paid per settlement or maturity of these instruments could be significantly different.

The carrying amount of cash and cash equivalents and accrued interest receivable, as a result of their short-term nature, is considered to be equal to fair value and are classified as Level 1.

The carrying amount of investments in time deposits is classified as Level 2.

It was not practicable to determine the fair value of FHLB stock due to restrictions placed on its transferability.

The Company uses an exit price income approach to determine the fair value of the loan portfolio. The model utilizes a discounted cash flow approach to estimate the fair value of the loans using assumptions for the coupon rates, remaining maturities, prepayment speeds, projected default probabilities, losses given defaults, and estimates of prevailing discount rates. The discounted cash flow approach models the credit losses directly in the projected cash flows. The model applies various assumptions regarding credit, interest, and prepayment risks for the loans based on loan types, payment types and fixed or variable classifications. For all periods presented, the estimated fair value of individually analyzed loans is based on the fair value of the collateral, less estimated cost to sell, or the present value of the loan’s expected future cash flows (discounted at the loan’s effective interest rate). All individually analyzed loans are classified as Level 3 within the valuation hierarchy.

Mortgage servicing rights' fair value is calculated based off a discount rate, prepayment speeds and default rate and are classified at Level 3.

The fair values of noninterest-bearing deposits are considered equal to the amount payable on demand at the reporting date (i.e., carrying value) and are classified as Level 1. The fair value of savings, NOW and certain money market accounts are equal to their carrying amounts and are a Level 1 classification. Fair values of fixed rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on

CIVISTA BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024, 2023 and 2022

(Amounts in thousands, except share data)

certificates to a schedule of aggregated expected monthly maturities on time deposits resulting in a Level 3 classification.

The fair values of subordinated debentures are estimated using a discounted cash flow calculation that applies interest rates currently being offered on subordinated debentures to the schedule of maturities on the subordinated debt tranches resulting in a Level 3 classification.

FHLB advances with maturities greater than 90 days are valued based on discounted cash flow analysis, using interest rates currently being quoted for similar characteristics and maturities resulting in a Level 3 classification.

The carrying amount and fair value of financial instruments carried at amortized cost were as follows:

December 31, 2024	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from financial institutions	$63,155	$63,155	$63,155	$—	$—
Investments in time deposits	1,450	1,450	—	$1,450	—
Other securities	30,352	30,352	30,352	—	—
Loans, held for sale	665	665	665	—	—
Loans, net of allowance for credit losses	3,041,561	2,919,899	—	—	2,919,899
Mortgage servicing rights	2,877	3,854	—	—	3,854
Accrued interest receivable	13,453	13,453	13,453	—	—
Financial Liabilities:
Nonmaturing deposits	2,266,916	2,266,916	2,266,916	—	—
Time deposits	944,954	948,734	—	—	948,734
Short-term FHLB advances	339,000	339,000	339,000	—	—
Long-term FHLB advances	1,501	1,418	—	—	1,418
Subordinated debentures	104,089	101,175	—	—	101,175
Other borrowings	6,293	6,293	—	—	6,293
Accrued interest payable	9,518	9,518	9,518	—	—

December 31, 2023	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from financial institutions	$60,406	$60,406	$60,406	$—	$—
Investments in time deposits	1,225	1,225	—	$1,225	—
Other securities	29,998	29,998	29,998	—	—
Loans, held for sale	1,725	1,725	1,725	—	—
Loans, net of allowance for credit losses	2,824,568	2,679,988	—	—	2,679,988
Mortgage servicing rights	3,018	3,018	—	—	3,018
Accrued interest receivable	12,819	12,819	12,819	—	—
Financial Liabilities:
Nonmaturing deposits	2,084,216	2,084,216	2,084,216	—	—
Time deposits	900,812	899,443	—	—	899,443
Short-term FHLB advances	338,000	337,267	337,267	—	—
Long-term FHLB advances	2,392	2,419	—	—	2,419
Subordinated debentures	103,943	101,563	—	—	101,563
Other borrowings	9,859	9,859	—	—	9,859
Accrued interest payable	9,525	9,525	9,525	—	—

CIVISTA BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024, 2023 and 2022

(Amounts in thousands, except share data)

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

The contractual amount of financial instruments with off-balance-sheet risk was as follows at year-end.

	2024		2023
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to extend credit:
Lines of credit and construction loans	$31,940	$657,401	$58,318	$668,893
Overdraft protection	10	55,085	10	59,489
Letters of credit	782	244	821	273
	$32,732	$712,730	$59,149	$728,655

Commitments to make loans are generally made for a period of one year or less. Fixed-rate loan commitments included above had interest rates ranging from 3.1% to 8.9% at December 31, 2024 and 3.5% to 8.5% at December 31, 2023. Maturities extend up to 30 years.

Civista is required to maintain certain reserve balances on hand in accordance with the Federal Reserve Board requirements. The average reserve balance maintained in accordance with such requirements was $0 as of both December 31, 2024 and December 31, 2023.

CBI and Civista are parties to various claims and proceedings arising in the normal course of business. Management, after consultation with legal counsel, believes that the liabilities, if any, arising from such proceedings and claims will not be material to the consolidated balance sheet or results of operations.

CIVISTA BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024, 2023 and 2022

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

Quantitative measures established by regulatory capital standards to ensure capital adequacy require the Companies to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital to risk-weighted assets, common equity Tier 1 capital to total risk-weighted assets, and Tier 1 capital to average assets. Management believes, as of December 31, 2024, that the Companies met all capital adequacy requirements to which they were subject.

As of December 31, 2024, and 2023, the most recent notification from the Federal Reserve Bank categorized Civista as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, Civista must maintain minimum total risk-based capital, Tier 1 risk-based capital, common equity Tier 1 risk-based capital, and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed Civista’s category.

The Company’s and Civista’s actual capital levels and minimum required capital levels at December 31, 2024 and 2023 were as follows:

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Purposes
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2024
Total Risk Based Capital
Consolidated	$456,499	13.9%	$261,904	8.0%	n/a	n/a
Civista	420,363	12.9%	261,693	8.0%	$327,116	10.0%
Tier I Risk Based Capital
Consolidated	341,811	10.4%	196,428	6.0%	n/a	n/a
Civista	379,447	11.6%	196,270	6.0%	261,693	8.0%
CET1 Risk Based Capital
Consolidated	312,384	9.5%	147,321	4.5%	n/a	n/a
Civista	379,447	11.6%	147,202	4.5%	212,626	6.5%
Leverage
Consolidated	341,811	8.6%	158,679	4.0%	n/a	n/a
Civista	379,447	9.6%	157,823	4.0%	197,278	5.0%
2023
Total Risk Based Capital
Consolidated	$429,080	14.4%	$237,604	8.0%	n/a	n/a
Civista	400,047	13.5%	236,568	8.0%	$295,710	10.0%
Tier I Risk Based Capital
Consolidated	318,322	10.7%	178,203	6.0%	n/a	n/a
Civista	363,033	12.3%	177,426	6.0%	236,568	8.0%
CET1 Risk Based Capital
Consolidated	288,895	9.7%	133,652	4.5%	n/a	n/a
Civista	363,033	12.3%	133,069	4.5%	192,211	6.5%
Leverage
Consolidated	318,322	8.8%	145,489	4.0%	n/a	n/a
Civista	363,033	10.0%	145,245	4.0%	181,556	5.0%

CIVISTA BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024, 2023 and 2022

(Amounts in thousands, except share data)

CBI’s primary source of funds for paying dividends to its shareholders and for operating expense is the cash accumulated from dividends received from Civista. Payment of dividends by Civista to CBI is subject to restrictions by Civista’s regulatory agencies. These restrictions generally limit dividends to the current and prior two years retained earnings as defined by the regulations. In addition, dividends may not reduce capital levels below minimum regulatory capital requirements. At December 31, 2024, Civista had $51,007 of net profits available to pay dividends to CBI without requiring regulatory approval.

NOTE 20 - PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

Condensed financial information of CBI follows:

	December 31,
Condensed Balance Sheets	2024	2023
Assets:
Cash	$8,879	$8,331
Equity securities	2,421	2,169
Investment in bank subsidiary	460,070	450,791
Investment in nonbank subsidiaries	4,041	3,917
Other assets	18,841	12,354
Total assets	$494,252	$477,562
Liabilities:
Other liabilities	$1,661	$1,618
Subordinated debentures	104,089	103,943
Total liabilities	105,750	105,561
Shareholders’ Equity:
Common stock	312,037	311,166
Accumulated earnings	205,408	183,787
Treasury stock	(75,586)	(75,422)
Accumulated other comprehensive loss	(53,357)	(47,530)
Total shareholders’ equity	388,502	372,001
Total liabilities and shareholders’ equity	$494,252	$477,562

	For the years ended December 31,
Condensed Statements of Operations	2024	2023	2022
Dividends from bank subsidiaries	$20,300	$28,100	$26,300
Dividends from non-bank subsidiaries	1,350	1,390	1,150
Interest expense	(4,931)	(4,849)	(3,781)
Pension benefit	407	150	340
Other expense, net	(2,223)	(1,518)	(2,384)
Income before equity in undistributed net earnings of subsidiaries	14,903	23,273	21,625
Income tax benefit	1,418	1,309	1,140
Equity in undistributed net earnings of subsidiaries	15,362	18,382	16,662
Net income	$31,683	$42,964	$39,427
Comprehensive income (loss)	$25,856	$53,489	$(27,438)

CIVISTA BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024, 2023 and 2022

(Amounts in thousands, except share data)

	For the years ended December 31,
Condensed Statements of Cash Flows	2024	2023	2022
Operating activities:
Net income	$31,683.00	$42,964.00	$39,427.00
Adjustment to reconcile net income to net cash from operating activities:
Change in other assets and other liabilities	(5,546)	(12,836)	4,587
Equity in undistributed net earnings of subsidiaries	(15,362)	(18,382)	(16,662)
Net cash provided by operating activities	10,775	11,746	27,352
Investing activities:
Acquisition and additional capitalization of subsidiary, net of cash acquired	—	(14,000)	(25,960)
Net cash used in investing activities	—	(14,000)	(25,960)
Financing activities:
Purchase of treasury stock	(164)	(1,628)	(16,887)
Cash dividends paid	(10,063)	(9,599)	(8,493)
Net cash used in financing activities	(10,227)	(11,227)	(25,380)
Net change in cash and cash equivalents	548	(13,481)	(23,988)
Cash and cash equivalents at beginning of year	8,331	21,812	45,800
Cash and cash equivalents at end of year	$8,879	$8,331	$21,812

NOTE 21 - EARNINGS PER COMMON SHARE

The factors used in the earnings per share computation follow.

	2024	2023	2022
Basic
Net income	$31,683	$42,964	$39,427
Less allocation of earnings and dividends to participating securities	671	1,583	498
Net income available to common shareholders—basic	$31,012	$41,381	$38,929
Weighted average common shares outstanding	15,724,768	15,734,624	15,162,032
Less average participating securities	333,029	579,857	191,402
Weighted average number of shares outstanding used in the calculation of basic earnings per common share	15,391,739	15,154,767	14,970,630
Basic earnings per share	$2.01	$2.73	$2.60
Diluted
Net income available to common shareholders—basic	$31,012	$41,381	$38,929
Net income available to common shareholders—diluted	$31,012	$41,381	$38,929
Weighted average common shares outstanding used in the calculation of earnings per common share basic	15,391,739	15,154,767	14,970,630
Average shares and dilutive potential common shares outstanding—diluted	15,391,739	15,154,767	14,970,630
Diluted earnings per share	$2.01	$2.73	$2.60

CIVISTA BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024, 2023 and 2022

(Amounts in thousands, except share data)

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

The Company presents derivative positions gross on the balance sheet for customers and net for financial institution counterparty positions subject to master netting arrangements. The fair value on the asset side was reduced by the margin call adjustment per the Company's netting arrangement in the amount of $6,330 as of December 31, 2024.

The following table reflects the derivatives recorded on the balance sheet as of December 31:

CIVISTA BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024, 2023 and 2022

(Amounts in thousands, except share data)

	2024		2023
	Notional Amount	Fair Value	Notional Amount	Fair Value
Swap assets
Interest rate swaps with loan customers in an asset position	$68,621	$1,169	$44,773	$2,114
Counterparty positions with financial institutions in an asset position	247,727	10,469	228,873	10,367
Total before netting adjustments		11,638		12,481
Netting adjustments - cash collateral posted by counterparties*		(6,330)		—
Total Swap assets		$5,308		$12,481

Swap liabilities
Interest rate swaps with loan customers in a liability position	$179,106	$11,638	$184,100	$12,481
Counterparty positions with financial institutions in a liability position	—	—	—	—
Total before netting adjustments		11,638		12,481
Netting adjustments - cash collateral posted to counterparties**		—		—
Total Swap liabilities		$11,638		$12,481

*Cash collateral posted by counterparties represents the obligation to return cash collateral received from counterparties.
**Cash collateral posted to counterparties represents the right to reclaim cash collateral that was paid to counterparties.

Gross notional positions with customers	$247,727		$228,873
Gross notional positions with financial institution counterparties	$247,727		$228,873

The effect of swap fair value changes on the Consolidated Statement of Operations for the years ended December 31, 2024, 2023 and 2022 are as follows:

		Amount of Gain or (Loss) Recognized in Income on Derivatives
Derivative Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	2024	2023	2022
Interest rate swaps related to customer loans	Other income	$—	$—	$—
Total		$—	$—	$—

The Company monitors and controls all derivative products with a comprehensive Board of Director approved commercial loan swap policy. All hedge transactions must be approved in advance by the Lenders Loan Committee or the Directors Loan Committee of the Board of Directors. The Company classifies changes in the fair value of derivatives with “Other” in the Consolidated Statements of Operation. Any fees paid to enter the swap contract at inception are recognized in earnings when received. Such fees amounted to $232 and $673 during the years ended December 31, 2024 and 2023, respectively.

The Company did not have any cash or securities pledged as collateral on its interest rate swaps with third party financial institutions at December 31, 2024 or 2023.

CIVISTA BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024, 2023 and 2022

(Amounts in thousands, except share data)

NOTE 23 – QUALIFIED AFFORDABLE HOUSING PROJECT INVESTMENTS

The Company invests in qualified affordable housing projects. At December 31, 2024 and 2023, the balance of the Company’s investments in qualified affordable housing projects was $15,850 and $15,122, respectively. These balances are reflected in the Other assets line on the Consolidated Balance Sheet. The unfunded commitments related to the investments in qualified affordable housing projects totaled $5,668 and $5,722 at December 31, 2024 and 2023, respectively. These balances are reflected in the Accrued expenses and other liabilities line on the Consolidated Balance Sheet.

During the years ended December 31, 2024, 2023 and 2022, the Company recognized amortization expense with respect to its investments in qualified affordable housing projects of $1,273, $1,035 and $1,086, respectively, which was included within pre-tax income on the Consolidated Statements of Operations.

Additionally, during the years ended December 31, 2024, 2023 and 2022, the Company recognized tax credits and other benefits from its investments in affordable housing tax credits of $1,562, $1,655 and $1,391, respectively. During the years ended December 31, 2024, 2023 and 2022, the Company did not incur impairment losses related to its investment in qualified affordable housing projects.

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

Tax Refund Processing Fees

The Company facilitates the payment of federal and state income tax refunds in partnership with a third-party vendor. Refund Transfers (“RTs”) are fee-based products whereby a tax refund is issued to the taxpayer after the Company

CIVISTA BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024, 2023 and 2022

(Amounts in thousands, except share data)

has received the refund from the federal or state government. As part of this agreement the Company earns fee income, the majority of which is received in the first quarter of the year. The Company’s fee income revenue is recognized based on the estimated percent of business completed by each date. The Company exited this line of business in 2023 resulting in no fee income in 2024 or on a go-forward basis.

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

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the years ended December 31, 2024, 2023 and 2022.

	For the years ended December 31,
	2024	2023	2022
Noninterest Income
In-scope of Topic 606:
Service charges	$6,114	$7,206	$7,074
ATM/Interchange fees	5,841	5,880	5,499
Wealth management fees	5,519	4,767	4,902
Tax refund processing fees	—	2,375	2,375
Other	1,649	10,220	4,686
Noninterest Income (in-scope of Topic 606)	19,123	30,448	24,536
Noninterest Income (out-of-scope of Topic 606)	18,625	6,715	4,540
Total Noninterest Income	$37,748	$37,163	$29,076

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

CIVISTA BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024, 2023 and 2022

(Amounts in thousands, except share data)

The balance sheet information related to our operating leases were as follows as of December 31, 2024 and 2023:

	Classification on the Consolidated Balance Sheet	December 31, 2024	December 31, 2023
Assets:
Operating lease	Other assets	$1,063	$1,632
Liabilities:
Operating lease	Accrued expenses and other liabilities	$1,063	$1,632

The cost components of our operating leases were as follows for the periods ended December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
Lease cost
Operating lease cost	$631	$499
Short-term lease cost	220	160
Sublease income	(28)	(26)
Total lease cost	$823	$633

Maturities of our lease liabilities for all operating leases for each of the next five years and thereafter is as follows:

2025	$292
2026	241
2027	242
2028	171
2029	144
Thereafter	132
Total lease payments	$1,222
Less: Imputed Interest	159
Present value of lease liabilities	$1,063

The weighted average remaining lease terms and discount rates for all of our operating leases were as follows as of December 31, 2024:

Weighted-average remaining lease term - operating leases (years)	5.89
Weighted-average discount rate - operating leases	2.94%

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

NOTE 26 - SEGMENT REPORTING

The Company conducts its operations through one single business segment, which is determined by the Chief Financial Officer, who is the designated chief operating decision maker, ("CODM").

This decision is based upon information provided about the Company's products and services offered. The segment is also distinguished by the level of information provided to the CODM, who uses such information to review performance of various components of the business, which are then aggregated if operating performance, products/services, and customers are similar. The CODM evaluates revenue streams, significant expenses, and budget to actual results in assessing the Company's segment and in the determination of allocating resources. The CODM uses revenue streams to evaluate product pricing and significant expenses to assess performance and evaluate return on assets. The CODM uses consolidated net income to benchmark the Company against its competitors. The benchmarking analysis coupled with monitoring of budget to actual results are used in assessment performance and in establishing compensation. Loans and investments provide the majority of revenues in the banking operation. Interest expense, provision for credit losses, and compensation expense provide the significant expenses in the banking operation.

The Company's segment assets represent its total assets as presented in the Consolidated Balance Sheet.

All of the Company's earnings relate to its operations within the United States.

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

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Principal Accounting Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15 under the Exchange Act, as of the end of the fiscal year covered by this Annual Report on Form 10-K. Based upon that evaluation, our Chief Executive Officer and Principal Accounting Officer concluded that our disclosure controls and procedures as of December 31, 2024, were effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

(a) There was no information the Company was required to disclose in a current report on Form 8-K during the fourth quarter of 2024 that was not reported.

(b) During the quarter ended December 31, 2024, no director or officer (as defined under Rule 16a-1 of the Exchange Act) adopted or terminated any Rule 10b5-1 trading arrangements or any non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The information contained under the captions “Proposal 1 – Election of Directors”, “Beneficial Ownership of Common Shares of the Corporation – Delinquent Section 16(a) Reports”, “Board of Director Meetings and Committees – Committees of the Board – Audit Committee”, “Corporate Governance – Code of Ethics”, “Corporate Governance – Nominating Procedure” and “Executive Officers of the Corporation” in the 2025 Proxy Statement is incorporated herein by reference in response to this Item.

The procedures by which shareholders of the Company may recommend nominees to the Company’s Board of Directors are described under the caption “Corporate Governance – Nominating Procedure” in the 2025 Proxy Statement. The procedures by which shareholders of the Company may recommend nominees to the Company’s Board of Directors have not materially changed from those described in the Company’s definitive Proxy Statement for the 2024 annual meeting of shareholders held on April 16, 2024.

Insider Trading Arrangements and Policies

The Company has adopted an Insider Trading Policy that governs the purchase, sale, and/or dispositions of the Company’s securities by directors, officers and employees that is designed to promote compliance with insider trading laws, rules and regulations, and any listing standards applicable to the Company. A copy of the Insider Trading Policy is filed as Exhibit 19 to this Form 10-K.

Item 11. Executive Compensation.

The information contained under the captions “2024 Compensation of Directors”, “Compensation Committee Interlocks and Insider Participation” and “Executive Compensation” in the 2025 Proxy Statement is incorporated herein by reference in response to this Item.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information contained under the caption “Beneficial Ownership of Common Shares of the Company” in the 2025 Proxy Statement is incorporated herein by reference in response to this Item.

The following table shows the number of common shares remaining available for awards under the Company’s 2024 Incentive Plan at December 31, 2024.

Equity Compensation Plan Information
Plan category	(a) Number of Common Shares to be issued upon exercise of outstanding options, warrants and rights (a)	(b) Weighted-average exercise price of outstanding options, warrants and rights (b)	(c) Number of Common Shares remaining available for future issuance under equity compensation plans (excluding common shares reflected in column (a) )
Equity compensation plans approved by shareholders	—	—	438,087
Equity compensation plans not approved by shareholders	—	—	—
Total	—	—	438,087

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information contained under the caption “Corporate Governance – Director Independence” and “Corporate Governance – Transactions with Directors, Officers and Related Persons” in the 2025 Proxy Statement is incorporated herein by reference in response to this Item.

Item 14. Principal Accountant Fees and Services.

The information contained under the caption “Audit Committee Matters” of the 2025 Proxy Statement is incorporated herein by reference in response to this Item.

PART IV

Item 15. Exhibit and Financial Statement Schedules

(a)
Documents filed as a Part of the Report
1.
Financial Statements. Civista Bancshares, Inc.’s Report of Independent Auditors and Consolidated Financial Statements and accompanying notes are filed as part of this document under Item 8.

Report of Independent Registered Public Accounting Firm on Financial Statements (Plante & Moran, PLLC: PCAOB ID: 166)

Consolidated Balance Sheets - December 31, 2024 and 2023

Consolidated Statements of Operations - For the years ended December 31, 2024, 2023 and 2022

Consolidated Statements of Comprehensive Income - For the years ended December 31, 2024, 2023 and 2022

Consolidated Statements of Changes in Shareholders’ Equity - For the years ended December 31, 2024, 2023 and 2022

Consolidated Statements of Cash Flows - For the years ended December 31, 2024, 2023 and 2022

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

4.1	Indenture dated November 30, 2021, by and between Civista Bancshares, Inc. and UMB Bank, National Association, as Trustee.	Filed as Exhibit 4.1 to Civista Bancshares, Inc.’s Current Report on Form 8-K dated and filed on November 30, 2022 and incorporated herein by reference (File No. 001-36192).
4.2	Forms of 3.25% Fixed-to-Floating Rate Subordinated Notes due 2031.	Included as Exhibit A-1 and Exhibit A-2 to the Indenture filed as Exhibit 4.1 hereto.
4.3	Agreement to furnish instrument and agreements defining rights of holders of long-term debt.	Included herewith.
4.4	Description of Capital Stock of Civista Bancshares, Inc.	Filed as Exhibit 4.2 to Civista Bancshares, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2021, filed on March 15, 2021 and incorporated herein by reference (File No. 001-36192).
10.1*	Form of Change in Control Agreement by and among Civista Bancshares, Inc., Civista Bank and certain executive officers.	Filed as Exhibit 10.1 to Civista Bancshares, Inc.’s Current Report on Form 8-K dated and filed on March 8, 2019 and incorporated herein by reference. (File No. 001-36192).
10.2*	Form of Amended and Restated Change in Control Agreement by and among Civista Bancshares, Inc., Civista Bank and certain executive officers.	Filed as Exhibit 10.1 to Civista Bancshares, Inc.’s Current Report on Form 8-K dated and filed on March 8, 2019 and incorporated herein by reference. (File No. 001-36192).
10.3*	Form of Pension Shortfall Agreement by and among Civista Bancshares, Inc., Civista Bank and certain executive officers.	Filed as Exhibit 10.2 to Civista Bancshares, Inc.’s Current Report on Form 8-K dated and filed on October 29, 2015 and incorporated herein by reference. (File No. 001-36192).
10.4*	Civista Bancshares, Inc. Supplemental Nonqualified Executive Retirement Plan, as amended and restated as of January 1, 2024	Filed as Exhibit 10.1 to Civista Bancshares, Inc.’s Current Report on Form 8-K dated and filed on February 22, 2024 (File No. 001-36192).
10.5*	Civista Bancshares, Inc. 2014 Incentive Plan	Filed as Exhibit 10.1 to Civista Bancshares, Inc.’s Registration Statement on Form S-8 filed on February 26, 2015 and incorporated herein by reference (File No. 333-202316).
10.6*	Form of Restricted Stock Award Agreement under Civista Bancshares, Inc. 2014 Incentive Plan	Filed as Exhibit 10.8 to Civista Bancshares, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2018, filed on March 15, 2019 and incorporated herein by reference. (File No. 1-36192)

Exhibit	Description	Location
10.7*	Civista Bancshares, Inc. 2024 Incentive Plan	Filed as Exhibit 10.1 to Civista Bancshares, Inc.'s Registration Statement on Form S-8 filed on May 24, 2024 and incorporated herein by reference (File No. 333-279708).
19.1	Insider Trading Policy	Included herewith
21.1	Subsidiaries of Civista Bancshares, Inc	Included herewith
23.1	Consent of Plante Moran	Included herewith
23.2	Consent FORVIS MAZARS	Included herewith
31.1	Rule 13a-14(a)/15-d-14(a) Certification of Chief Executive Officer	Included herewith
31.2	Rule 13a-14(a)/15-d-14(a) Certification of Principal Accounting Officer	Included herewith
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included herewith
32.2	Certification of Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included herewith
97	Clawback Policy	Included herewith
101.INS	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents
104	Cover page formatted as Inline XBRL and contained in Exhibit 101

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
Dennis G. Shaffer, President & CEO (Principal Executive Officer)

Date: March 10, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 10, 2025 by the following persons (including a majority of the Board of Directors of the Registrant) in the capacities indicated:

/s/ Dennis E. Murray, Jr.	/s/ Dennis G. Shaffer
Dennis E. Murray, Jr., Chairman of the Board	Dennis G. Shaffer, President & CEO, Vice Chair

/s/ Ian Whinnem	/s/ Gerald B. Wurm
Ian Whinnem, Senior Vice President	Gerald B. Wurm, Director
(Principal Accounting Officer)

/s/ Darci L. Congrove	/s/ Mark J. Macioce
Darci L. Congrove, Director	Mark J. Macioce, Director

/s/ Julie A. Mattlin	/s/ James O. Miller
Julie A. Mattlin, Director	James O. Miller, Director

/s/ Lorina W. Wise	/s/ M. Patricia Oliver
Lorina W. Wise, Director	M. Patricia Oliver, Director

/s/ Clyde A. "Chip" Perfect	/s/ Harry Singer
Clyde A. "Chip" Perfect, Director	Harry Singer, Director

/s/ Nathan E. Weaks
Nathan E. Weaks, Director