Form 10-Q
period 2025-03-31
CIVISTA BANCSHARES, INC.
filed 2025-05-07
CIK 944745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended - March 31, 2025

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Shares, no par value, outstanding at May 5, 2025—15,519,072 shares

CIVISTA BANCSHARES, INC.

Part I – Financial Information

ITEM 1. Financial Statements

CIVISTA BANCSHARES, INC.

Consolidated Balance Sheets

(In thousands, except share data)

	March 31, 2025
	(Unaudited)	December 31, 2024
ASSETS
Cash and due from financial institutions	$90,456	$63,155
Investments in time deposits	960	1,450
Securities available-for-sale	646,145	648,067
Equity securities	2,392	2,421
Loans held for sale	4,324	665
Loans, net of allowance for credit losses of $40,284 and $39,669	3,063,752	3,041,561
Other securities	32,592	30,352
Premises and equipment, net	45,107	47,166
Accrued interest receivable	14,041	13,453
Goodwill	125,520	125,520
Other intangible assets, net	7,506	7,883
Bank owned life insurance	63,170	62,783
Swap assets	2,845	5,308
Deferred taxes	21,889	21,681
Other assets	26,018	27,004
Total assets	$4,146,717	$4,098,469
LIABILITIES
Deposits
Noninterest-bearing	$648,683	$695,094
Interest-bearing	2,590,205	2,516,776
Total deposits	3,238,888	3,211,870
Short-term Federal Home Loan Bank advances	360,000	339,000
Long-term Federal Home Loan Bank advances	1,355	1,501
Subordinated debentures	104,130	104,089
Other borrowings	6,140	6,293
Swap liabilities	8,915	11,638
Accrued expenses and other liabilities	29,855	35,576
Total liabilities	3,749,283	3,709,967
SHAREHOLDERS’ EQUITY
Common shares, no par value, 40,000,000 shares authorized, 19,379,608 shares issued at March 31, 2025 and 19,340,021 shares issued at December 31, 2024, including Treasury shares	312,192	312,037
Retained earnings	212,944	205,408
Treasury shares, 3,860,536 common shares at March 31, 2025 and 3,852,354 common shares at December 31, 2024, at cost	(75,753)	(75,586)
Accumulated other comprehensive loss	(51,949)	(53,357)
Total shareholders’ equity	397,434	388,502
Total liabilities and shareholders’ equity	$4,146,717	$4,098,469

See notes to interim unaudited consolidated financial statements

CIVISTA BANCSHARES, INC.

Consolidated Statements of Operations (Unaudited)

(In thousands, except per share data)

	Three Months Ended
	March 31,
	2025	2024
Interest and dividend income
Loans, including fees	$47,646	$44,484
Taxable securities	3,555	2,934
Tax-exempt securities	2,340	2,375
Deposits in other banks	192	335
Total interest and dividend income	53,733	50,128
Interest expense
Deposits	15,716	15,987
Federal Home Loan Bank advances	3,938	4,528
Subordinated debentures	1,161	1,241
Other borrowings	145	—
Total interest expense	20,960	21,756
Net interest income	32,773	28,372
Provision for credit losses - loans	1,248	2,042
Provision for (recovery of) credit losses - off-balance sheet credit exposures	319	(50)
Net interest income after provision	31,206	26,380
Noninterest income
Service charges	1,524	1,440
Net gain (loss) on equity securities	(29)	(141)
Net gain on sale of loans and leases	604	863
ATM/Interchange fees	1,326	1,383
Wealth management fees	1,340	1,276
Lease revenue and residual income	1,896	1,674
Bank owned life insurance	387	350
Swap fees	72	57
Other	740	1,354
Total noninterest income	7,860	8,256
Noninterest expense
Compensation expense	14,043	15,457
Net occupancy expense	1,634	1,368
Contracted data processing	567	545
FDIC assessment	873	484
State franchise tax	526	485
Professional services	2,090	1,149
Equipment expense	2,103	2,535
ATM/Interchange expense	580	625
Marketing	296	479
Amortization of core deposit intangibles	332	391
Software maintenance expense	1,277	1,189
Other operating expenses	2,805	2,734
Total noninterest expense	27,126	27,441
Income before taxes	11,940	7,195
Income tax expense	1,772	835
Net Income	$10,168	$6,360
Earnings per common share, basic	$0.66	$0.41
Earnings per common share, diluted	$0.66	$0.41

See notes to interim unaudited consolidated financial statements

CIVISTA BANCSHARES, INC.

Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2025	2024
Net income	$10,168	$6,360
Other comprehensive income (loss):
Unrealized holding gains (losses) on available-for-sale securities	1,566	(7,899)
Tax effect	(370)	1,672
Reclassification of gains recognized in net income	—	—
Tax effect	—	—
Pension liability adjustment	268	—
Tax effect	(56)	—
Total other comprehensive income (loss)	1,408	(6,227)
Comprehensive income	$11,576	$133

See notes to interim unaudited consolidated financial statements

CIVISTA BANCSHARES, INC.

Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)

(In thousands, except share data)

	Common Shares				Accumulated Other	Total
	Outstanding Shares	Amount	Retained Earnings	Treasury Shares	Comprehensive Income (Loss)	Shareholders’ Equity
Balance, December 31, 2024	15,487,667	$312,037	$205,408	$(75,586)	$(53,357)	$388,502
Net Income	—	—	10,168	—	—	10,168
Other comprehensive income	—	—	—	—	1,408	1,408
Stock-based compensation	39,587	155	—	—	—	155
Common stock dividends ($0.17 per share)	—	—	(2,632)	—	—	(2,632)
Purchase of common stock	(8,182)	—	—	(167)	—	(167)
Balance, March 31, 2025	15,519,072	$312,192	$212,944	$(75,753)	$(51,949)	$397,434

	Common Shares				Accumulated Other	Total
	Outstanding Shares	Amount	Retained Earnings	Treasury Shares	Comprehensive Loss	Shareholders’ Equity
Balance, December 31, 2023	15,695,424	$311,166	$183,788	$(75,422)	$(47,530)	$372,002
Net Income	—	—	6,360	—	—	6,360
Other comprehensive loss	—	—	—	—	(6,227)	(6,227)
Stock-based compensation	39,851	186	—	—	—	186
Common stock dividends ($0.15 per share)	—	—	(2,510)	—	—	(2,510)
Purchase of common stock	(8,262)	—	—	(152)	—	(152)
Balance, March 31, 2024	15,727,013	$311,352	$187,638	$(75,574)	$(53,757)	$369,659

See notes to interim unaudited consolidated financial statements

CIVISTA BANCSHARES, INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Three Months Ended March 31,
	2025	2024
Net cash provided by operating activities	$3,612	$752
Cash flows used for investing activities:
Maturities, paydowns and calls of investments in time securities	490	225
Maturities, paydowns and calls of securities, available-for-sale	41,138	4,648
Purchases of securities, available-for-sale	(37,479)	(1,188)
Purchase of other securities	(5,795)	(2,785)
Redemption of other securities	3,555	1,423
Net change in loans	(23,182)	(36,372)
Proceeds from sale of premises and equipment	203	—
Purchases of premises and equipment	(161)	(123)
Net cash used for investing activities	(21,231)	(34,172)
Cash flows from financing activities:
Repayment of long-term FHLB advances	(146)	(181)
Net change in short-term FHLB advances	21,000	30,500
Repayment of other borrowings	(153)	—
Increase (decrease) in deposits	27,018	(4,333)
Purchase of treasury shares	(167)	(152)
Common dividends paid	(2,632)	(2,510)
Net cash provided by financing activities	44,920	23,324
Increase in cash and cash equivalents	27,301	(10,096)
Cash and cash equivalents at beginning of period	63,155	60,406
Cash and cash equivalents at end of period	$90,456	$50,310
Cash paid during the period for:
Interest	$23,553	$24,992
Income taxes	92	4
Supplemental cash flow information:
Transfer of loans from portfolio to other real estate owned	209	—
Change in fair value of swap asset	(2,723)	(2,201)
Change in fair value of swap liability	2,723	2,201

See notes to interim unaudited consolidated financial statements

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

(1) Consolidated Financial Statements

Nature of Operations and Principles of Consolidation: Civista Bancshares, Inc. ("CBI") is an Ohio corporation and a registered financial holding company. The Consolidated Financial Statements include the accounts of CBI and its wholly-owned direct and indirect subsidiaries: Civista Bank ("Civista"), First Citizens Insurance Agency, Inc. ("FCIA"), Water Street Properties, Inc. ("WSP"), CIVB Risk Management, Inc. ("CRMI") and First Citizens Investments, Inc. ("FCI"). The above companies together are sometimes referred to as the "Company". Intercompany balances and transactions are eliminated in consolidation. Management considers the Company to operate primarily in one reportable segment, banking.

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

Civista Leasing and Finance ("CLF"), formerly known as Vision Financial Group, Inc. ("VFG"), was acquired in the fourth quarter of 2022 as a wholly-owned subsidiary of Civista. As of August 31, 2023, VFG was merged into Civista and now operates as a full-service equipment leasing and financing division of Civista. The operations of CLF are headquartered in Pittsburgh, Pennsylvania.

FCIA is wholly-owned by CBI and was formed to allow CBI and its subsidiaries to participate in commission revenue generated through CBI's third-party insurance agreement. FCIA revenue was less than 1% of total revenue for each of the quarters ended March 31, 2025 and 2024. WSP is wholly-owned by CBI and was formed to hold properties repossessed by CBI subsidiaries. WSP revenue was less than 1% of total revenue for each of the quarters ended March 31, 2025 and 2024. CRMI is a captive insurance company that is wholly-owned by CBI and was formed in 2017 to provide property and casualty insurance coverage to CBI and its subsidiaries for which insurance may not be currently available or economically feasible in the insurance marketplace. CRMI revenue was less than 1% of total revenue for each of the quarters ended March 31, 2025 and 2024. FCI is wholly-owned by Civista and holds and manages its securities portfolio. The operations of FCI are located in Wilmington, Delaware.

The accompanying Unaudited Consolidated Financial Statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company’s financial position as of March 31, 2025 and its results of operations and changes in cash flows for the periods ended March 31, 2025 and 2024 have been made. The results of operations for the three-month periods ended March 31, 2025 are not necessarily indicative of the operating results for the full year. Reference is made to the accounting policies of the Company described in the notes to the audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024. The Company has consistently followed these policies in preparing this Quarterly Report on Form 10-Q.

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

Revisions: The Company has voluntarily revised amounts reported in a previously issued financial statement to correct two immaterial errors. Certain prior year amounts have been reclassified between non-interest income and non-interest expense for the first quarter of 2024 to correct the presentation of certain intercompany amounts as well as revising cash paid for interest in the supplemental section of the Consolidated Statement of Cash Flows. These revisions had no impact to the Company's net income.

Recently Adopted and Newly Issued but Not Yet Effective Accounting Standards:

In March 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The Update is designed to

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

provide relief from the accounting analysis and impacts that may otherwise be required for modifications to agreements necessitated by reference rate reform. The Update also provides optional expedients to enable companies to continue to apply hedge accounting to certain hedging relationships impacted by reference rate reform. The amendments in this Update were effective for all entities as of March 12, 2020 through December 31, 2022; however, a deferral of the implementation of reference rate reform was issued in December of 2022, which extended the implementation to December 31, 2024. The Company has implemented a replacement for the reference rate using the Secured Overnight Financing Rate ("SOFR") or the Prime Rate and has determined that the changes to the reference rate did not have a material impact on our financial condition, results of operations or cash flows.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU apply to all public entities that are required to report segment information in accordance with FASB ASC Topic 280, Segment Reporting. The amendments in this ASU are intended to improve reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The amendments require that a public entity disclose, on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker ("CODM") and included within each reported measure of segment profit or loss. Public entities are required to disclose, on an annual and interim basis, an amount for other segment items by reportable segment and a description of its composition. In addition, public entities must provide all annual disclosures about a reportable segment’s profit or loss and assets currently required by FASB ASC Topic 280, Segment Reporting, in interim periods. The amendments clarify that if the CODM uses more than one measure of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources, a public entity may report one or more of those additional measures of segment profit. However, at least one of the reported segment profit or loss measures (or the single reported measure, if only one is disclosed) should be the measure that is most consistent with the measurement principles used in measuring the corresponding amounts in the public entity’s consolidated financial statements. The amendments require that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Finally, the amendments require that a public entity that has a single reportable segment provide all the disclosures required by the amendments in the ASU and all existing segment disclosures in ASC Topic 280. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. A public entity should apply the amendments retrospectively to all prior periods presented in the financial statements. Upon transition, the segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. The Company adopted ASU 2023-07 in 2024 with little impact as currently, the Company's financial service operations are considered by management to be aggregated in one reportable segment.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this ASU require that public business entities on an annual basis (a) disclose specific categories in the rate reconciliation and (b) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income or loss by the applicable statutory income tax rate). The amendments in this ASU also require that all entities disclose on an annual basis the amount of income taxes paid (net of refunds received) disaggregated by federal (national), state, and foreign taxes, and the amount of income taxes paid (net of refunds received) disaggregated by individual jurisdictions in which income taxes paid (net of refunds received) is equal to or greater than 5 percent of total income taxes paid (net of refunds received). The amendments require that all entities disclose income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign and income tax expense (or benefit) from continuing operations disaggregated by federal (national), state, and foreign. ASU 2023-09 is effective for public business entities for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The amendments should be applied on a prospective basis. Retrospective application is permitted. The impact of ASU 2023-09 is not expected to be material to the Company's Consolidated Financial Statements.

In March 2024, the FASB issued ASU 2024-01, Compensation - Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards. The amendments clarify how an entity determines whether a profits interest or similar award is (i) within scope of Compensation - Stock Compensation (Topic 718) or (ii) not a share-based payment arrangements and therefore within the scope of other guidance. The amendments are effective for fiscal years beginning after December 15, 2024. The impact of ASU 2024-01 is not expected to be material to the Company's Consolidated Financial Statements.

In November 2024, the FASB issued ASU 2024-03: Income Statement-Reporting Comprehensive Income Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. This ASU does not change the expense captions an entity presents on the face of the income statement ASU 2024-03 can be applied prospectively, and it is effective for annual

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

periods beginning after December 15, 2026,and interim periods within fiscal years beginning after December 15, 2027. Early adoption and retrospective applications are permitted. The Company is currently evaluating the impact of ASU 2024-03 on its Consolidated Financial Statements.

(3) Securities

The amortized cost and fair market value of available-for-sale securities and the related gross unrealized gains and losses recognized were as follows:

March 31, 2025	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities and obligations of U.S. government agencies	$67,118	$307	$(2,441)	$64,984
Obligations of states and political subdivisions	350,689	197	(30,672)	320,214
Mortgage-backed securities in government sponsored entities	288,763	325	(28,141)	260,947
Total debt securities (1)	$706,570	$829	$(61,254)	$646,145

December 31, 2024	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities and obligations of U.S. government agencies	$100,378	$303	$(3,294)	$97,387
Obligations of states and political subdivisions	351,635	482	(26,998)	325,119
Mortgage-backed securities in government sponsored entities	258,045	97	(32,581)	225,561
Total debt securities (1)	$710,058	$882	$(62,873)	$648,067

(1) Excludes accrued interest receivable on securities of $3,738 and $4,351 at March 31, 2025 and December 31, 2024, respectively, that is recorded in other assets on the consolidated balance sheets.

The amortized cost and fair value of debt securities at March 31, 2025, by contractual maturity, is shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

Available for sale	Amortized Cost	Fair Value
Due in one year or less	$8,840	$8,663
Due after one year through five years	83,189	79,209
Due after five years through ten years	46,486	45,737
Due after ten years	279,292	251,589
Mortgage-backed securities	288,763	260,947
Total securities available-for-sale	$706,570	$646,145

There were no proceeds from sales of debt securities available-for-sale, gross realized gains or gross realized losses as of March 31, 2025 or March 31, 2024.

Securities are pledged by the Company from time to time to secure public deposits, other deposits and liabilities as required by law. The carrying value of pledged securities was approximately $211,288 and $206,600 as of March 31, 2025 and December 31, 2024, respectively.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following tables show the fair value and gross unrealized losses, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2025 and December 31, 2024:

March 31, 2025	12 Months or less		More than 12 months		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury securities and obligations of U.S. government agencies	$2,524	$(13)	$53,914	$(2,428)	$56,438	$(2,441)
Obligations of states and political subdivisions	115,829	(1,840)	176,930	(28,832)	292,759	(30,672)
Mortgage-backed securities in gov’t sponsored entities	11,114	(119)	185,308	(28,022)	196,422	(28,141)
Total	$129,467	$(1,972)	$416,152	$(59,282)	$545,619	$(61,254)

December 31, 2024	12 Months or less		More than 12 months		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury securities and obligations of U.S. government agencies	$32,388	$(51)	$55,000	$(3,243)	$87,388	$(3,294)
Obligations of states and political subdivisions	98,965	(806)	173,668	(26,192)	272,633	(26,998)
Mortgage-backed securities in gov’t sponsored entities	28,322	(329)	186,173	(32,252)	214,495	(32,581)
Total	$159,675	$(1,186)	$414,841	$(61,687)	$574,516	$(62,873)

At March 31, 2025, there were a total of 512 securities in the portfolio with unrealized losses mainly due to higher current market rates when compared to the time of purchase. At December 31, 2024, the Company owned 508 securities that were in an unrealized loss position. The unrealized losses on securities have not been recognized into income because the issuers’ securities are of high credit quality, management has the intent and ability to hold these securities for the foreseeable future, and the decline in fair value is largely due to currently higher market rates when compared to the time of purchase. The fair value is expected to recover as the securities approach their maturity date or reset date. The Company does not intend to sell until recovery and does not believe selling will be required before recovery.

Each quarter, we perform an analysis to determine if any of the unrealized losses on securities available-for-sale are comprised of credit losses as compared to unrealized losses due to market interest rate adjustments. Our assessment includes a review of the unrealized loss for each security issuance held; the financial condition and near-term prospects of the issuer, including external credit ratings and recent downgrades; and our ability and intent to hold the security for a period of time sufficient for a recovery in value. We also consider the extent to which the securities are issued by the federal government or its agencies, and any guarantee of issued amounts by those agencies. The portfolio continues to consist of a mix of fixed and floating-rate, high quality securities, largely rated AA (or better), displaying an overall effective duration of approximately 3.0 years. No credit losses were determined to be present as of March 31, 2025, as there was no credit quality deterioration noted. Therefore, no provision for credit losses on securities was recognized for the first quarter of 2025.

The following table presents the net gains and losses on equity investments recognized in earnings for the three months ended March 31, 2025 and 2024 and the portion of unrealized gains and losses for the period that relates to equity investments held at March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Net gains (losses) recognized on equity securities during the period	$(29)	$(141)
Less: Net gains (losses) realized on the sale of equity securities during the period	—	—
Unrealized gains (losses) recognized on equity securities held at reporting date	$(29)	$(141)

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

Equity securities consisting of investments in other financial institutions totaled $2.4 million as of both March 31, 2025 and December 31, 2024.

Stock of the Federal Home Loan Bank of Chicago (“FHLBC”), the Federal Reserve Bank of Cleveland (“FRBC”), United Bankers' Bancorp, Farmer Mac and Norwalk Community Development Corp are considered Other securities. FHLBC stock was recorded at $20.8 million at March 31, 2025 and $18.5 million at December 31, 2024. FRBC stock was recorded at $11.5 million at both March 31, 2025 and December 31, 2024. United Bankers' Bancorp stock was recorded at $225 at March 31, 2025 and December 31, 2024. Farmer Mac stock was recorded at $42 at both March 31, 2025 and December 31, 2024. Norwalk Community Development Corp stock was recorded at $2 at both March 31, 2025 and December 31, 2024. Other securities are carried at cost, classified as restricted securities, and periodically evaluated for impairment based on ultimate recovery of par value.

(4) Loans

Loan balances were as follows:

	March 31, 2025	December 31, 2024
Commercial & Agriculture	$330,627	$328,488
Commercial Real Estate- Owner Occupied	378,095	374,367
Commercial Real Estate- Non-Owner Occupied	1,246,025	1,225,991
Residential Real Estate	773,349	763,869
Real Estate Construction	297,589	305,992
Farm Real Estate	22,399	23,035
Lease Financing Receivables	44,570	46,900
Consumer and Other	11,382	12,588
Total loans	3,104,036	3,081,230
Allowance for credit losses	(40,284)	(39,669)
Net loans	$3,063,752	$3,041,561

Included in total loans above are net deferred loan fees of $2,144 and $2,686 at March 31, 2025 and December 31, 2024, respectively.

The Company elected to exclude accrued interest receivable from the amortized cost basis of loans disclosed in this Note 4 and in Note 5 (Allowance for Credit Losses). As of March 31, 2025 and December 31, 2024, loans accrued interest receivable totaled $10,105 and $9,077, respectively, and is included in the accrued interest receivable line item on the Company's Consolidated Balance Sheet.

Lease financing receivables consist of sales-type and direct financing leases for equipment, with terms typically ranging from two to six years. On direct financing leases, the Company obtains third-party residual value guarantees to reduce its residual asset risk. The net investment in direct financing and sales-type leases was comprised of the following as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
Minimum lease payments receivable	$50,417	$53,284
Unguaranteed residual assets	1,330	1,286
Unamortized direct costs	—	—
Unearned income	(7,177)	(7,670)
Total net investment in direct financing and sales-type leases	$44,570	$46,900

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

(5) Allowance for Credit Losses

The following table presents, by portfolio segment, the changes in the allowance for credit losses ("ACL") for the three months ended March 31, 2025 and 2024.

Allowance for credit losses:

For the three months ended March 31, 2025	Beginning balance	Charge-offs	Recoveries	Provision	Ending Balance
Commercial & Agriculture	$6,586	$(72)	$291	$(611)	$6,194
Commercial Real Estate:
Owner Occupied	4,327	—	—	139	4,466
Non-Owner Occupied	11,404	(800)	—	808	11,412
Residential Real Estate	11,866	—	19	570	12,455
Real Estate Construction	3,708	—	—	309	4,017
Farm Real Estate	226	—	—	38	264
Lease Financing Receivables	1,361	(90)	25	(19)	1,277
Consumer and Other	191	(14)	8	14	199
Total	$39,669	$(976)	$343	$1,248	$40,284

For the three months ended March 31, 2025, the Company provided $1,248 to the allowance for credit losses, as compared to a provision of $2,042 for the three months ended March 31, 2024. The Company experienced an increase in the allowance for credit losses as our current expected credit loss ("CECL") model required higher provisions, primarily attributable to quantitative factors representing an increase in the forecasted unemployment rate, forecasted probability of default and lower prepayment speeds as well as loan growth during the period. In the commercial and agriculture portfolio, the company experienced a decrease in reserves primarily related to the decrease in specific reserves related to one client that made a large paydown during the quarter.

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

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

Based on the most recent analysis performed, the risk category of loans at March 31, 2025, and year-to-date gross charge-offs as of March 31, 2025, by type and year of originations, was as follows:

	Term Loans Amortized Cost Basis by Origination Year

							Revolving
	2025	2024	2023	2022	2021	Prior	Loans	Total
Commercial & Agriculture
Pass	$15,283	$71,588	$50,954	$33,330	$30,474	$19,220	$87,076	$307,925
Special Mention	—	—	1,020	359	28	1,168	6,471	9,046
Substandard	—	4,928	2,011	741	56	331	3,958	12,025
Doubtful	—	—	—	—	—	—	1,631	1,631
Total Commercial & Agriculture	$15,283	$76,516	$53,985	$34,430	$30,558	$20,719	$99,136	$330,627
Commercial & Agriculture:
Current-period gross charge-offs	$—	$—	$67	$5	$—	$—	$—	$72

Commercial Real Estate - Owner Occupied
Pass	$9,696	$30,535	$42,075	$71,877	$61,094	$140,004	$7,428	$362,709
Special Mention	—	—	1,855	3,625	848	2,103	—	8,431
Substandard	—	—	1,631	1,488	—	3,134	702	6,955
Doubtful	—	—	—	—	—	—	—	—
Total Commercial Real Estate - Owner Occupied	$9,696	$30,535	$45,561	$76,990	$61,942	$145,241	$8,130	$378,095
Commercial Real Estate - Owner Occupied:
Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial Real Estate - Non-Owner Occupied
Pass	$6,903	$76,610	$236,533	$308,589	$164,883	$387,359	$26,873	$1,207,750
Special Mention	—	—	—	2,019	9,219	9,355	—	20,593
Substandard	—	—	—	—	7,200	10,482	—	17,682
Doubtful	—	—	—	—	—	—	—	—
Total Commercial Real Estate - Non-Owner Occupied	$6,903	$76,610	$236,533	$310,608	$181,302	$407,196	$26,873	$1,246,025
Commercial Real Estate - Non-Owner Occupied:
Current-period gross charge-offs	$—	$—	$—	$—	$800	$—	$—	$800

Residential Real Estate
Pass	$10,580	$104,612	$124,498	$111,075	$89,082	$151,081	$173,222	$764,150
Special Mention	—	68	286	—	570	328	350	1,602
Substandard	—	—	510	1,556	645	2,467	905	6,083
Doubtful	—	1,091	—	—	—	—	423	1,514
Total Residential Real Estate	$10,580	$105,771	$125,294	$112,631	$90,297	$153,876	$174,900	$773,349
Residential Real Estate:
Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

							Revolving
	2025	2024	2023	2022	2021	Prior	Loans	Total
Real Estate Construction
Pass	$7,301	$92,585	$125,442	$42,335	$4,755	$8,591	$10,470	$291,479
Special Mention	—	208	747	5,000	155	—	—	6,110
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total Real Estate Construction	$7,301	$92,793	$126,189	$47,335	$4,910	$8,591	$10,470	$297,589
Real Estate Construction:
Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Farm Real Estate
Pass	$53	$377	$2,098	$479	$2,078	$15,158	$1,469	$21,712
Special Mention	—	—	—	388	—	159	140	687
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total Farm Real Estate	$53	$377	$2,098	$867	$2,078	$15,317	$1,609	$22,399
Farm Real Estate:
Current-period charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Lease Financing Receivables
Pass	$4,030	$14,931	$15,344	$5,700	$1,247	$445	$—	41,697
Special Mention	78	742	170	117	6	11	—	1,124
Substandard	—	1,049	329	371	—	—	—	1,749
Doubtful	—	—	-	—	—	—	—	—
Total Lease Financing Receivables	$4,108	$16,722	$15,843	$6,188	$1,253	$456	$—	$44,570
Lease Financing Receivables:
Current-period charge-offs	$—	$—	$—	$90	$—	$—	$—	$90

Consumer and Other
Pass	$655	$1,872	$3,349	$1,997	$1,490	$680	$1,313	$11,356
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	18	8	—	—	26
Doubtful	—	—	—	—	—	—	—	—
Total Consumer and Other	$655	$1,872	$3,349	$2,015	$1,498	$680	$1,313	$11,382
Consumer and Other:
Current-period charge-offs	$—	$—	$5	$5	$4	$—	$—	$14
Total Loans	$54,579	$401,196	$608,852	$591,064	$373,838	$752,076	$322,431	$3,104,036
Total Loans:
Current-period charge-offs	$—	$—	$72	$100	$804	$—	$—	$976

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The risk category of loans at December 31, 2024, and year-to-date gross charge-offs as of March 31, 2024, by type and year of originations, was as follows:

	Term Loans Amortized Cost Basis by Origination Year

							Revolving
	2024	2023	2022	2021	2020	Prior	Loans	Total
Commercial & Agriculture
Pass	$74,397	$55,540	$37,078	$33,164	$7,477	$13,449	$86,804	$307,909
Special Mention	255	1,225	511	32	1,286	—	4,173	7,482
Substandard	5,629	1,942	413	89	3	332	3,004	11,412
Doubtful	—	—	—	—	—	—	1,685	1,685
Total Commercial & Agriculture	$80,281	$58,707	$38,002	$33,285	$8,766	$13,781	$95,666	$328,488
Commercial & Agriculture:
Current-period gross charge-offs	$—	$139	$—	$40	$—	$33	$—	$212

Commercial Real Estate - Owner Occupied
Pass	$26,677	$40,344	$72,901	$62,663	$52,478	$97,293	$8,358	$360,714
Special Mention	—	3,525	4,987	855	383	302	178	10,230
Substandard	—	—	—	—	—	3,189	234	3,423
Doubtful	—	—	—	—	—	—	—	—
Total Commercial Real Estate - Owner Occupied	$26,677	$43,869	$77,888	$63,518	$52,861	$100,784	$8,770	$374,367
Commercial Real Estate - Owner Occupied:
Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial Real Estate - Non-Owner Occupied
Pass	$59,635	$227,608	$299,079	$170,534	$121,313	$280,870	$29,219	$1,188,258
Special Mention	—	—	7,166	—	—	10,533	—	17,699
Substandard	—	—	—	8,000	—	12,034	—	20,034
Doubtful	—	—	—	—	—	—	—	—
Total Commercial Real Estate - Non-Owner Occupied	$59,635	$227,608	$306,245	$178,534	$121,313	$303,437	$29,219	$1,225,991
Commercial Real Estate - Non-Owner Occupied:
Current-period gross charge-offs	$—	$—	$—	$—	$—	$174	$—	$174

Residential Real Estate
Pass	$97,552	$127,090	$113,877	$90,198	$64,528	$91,785	$168,840	$753,870
Special Mention	71	286	—	576	92	481	426	1,932
Substandard	—	316	967	859	675	2,655	1,180	6,652
Doubtful	1,115	—	—	—	—	—	300	1,415
Total Residential Real Estate	$98,738	$127,692	$114,844	$91,633	$65,295	$94,921	$170,746	$763,869
Residential Real Estate:
Current-period gross charge-offs	$—	$—	$—	$3	$—	$10	$—	$13

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

							Revolving
	2024	2023	2022	2021	2020	Prior	Loans	Total
Real Estate Construction
Pass	$90,417	$133,695	$52,564	$10,348	$6,841	$2,369	$9,449	$305,683
Special Mention	154	—	—	155	—	—	—	309
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total Real Estate Construction	$90,571	$133,695	$52,564	$10,503	$6,841	$2,369	$9,449	$305,992
Real Estate Construction:
Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Farm Real Estate
Pass	$571	$2,125	$495	$2,099	$4,122	$11,525	$1,490	$22,427
Special Mention	—	—	388	—	—	158	62	608
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total Farm Real Estate	$571	$2,125	$883	$2,099	$4,122	$11,683	$1,552	$23,035
Farm Real Estate:
Current-period charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Lease Financing Receivables
Pass	$18,783	$16,516	$6,955	$1,563	$426	$65	$—	$44,308
Special Mention	1,107	—	—	—	—	—	—	1,107
Substandard	—	466	1,000	—	19	—	—	1,485
Doubtful	—	—	—	—	—	—	—	-
Total Lease Financing Receivables	$19,890	$16,982	$7,955	$1,563	$445	$65	$—	$46,900
Lease Financing Receivables:
Current-period charge-offs	$—	$—	$151	$12	$63	$—	$—	$226

Consumer and Other
Pass	$2,521	$3,717	$2,329	$1,787	$677	$206	$1,339	$12,576
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	3	—	9	—	—	—	12
Doubtful	—	—	—	—	—	—	—	—
Total Consumer and Other	$2,521	$3,720	$2,329	$1,796	$677	$206	$1,339	$12,588
Consumer and Other:
Current-period charge-offs	$—	$2	$2	$5	$4	$13	$—	$26
Total Loans	$378,884	$614,398	$600,710	$382,931	$260,320	$527,246	$316,741	$3,081,230
Total Loans:
Current-period charge-offs	$—	$141	$153	$60	$67	$230	$—	$651

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following tables include an aging analysis of the recorded investment of past due loans outstanding as of March 31, 2025 and December 31, 2024.

March 31, 2025	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans	Past Due 90 Days and Accruing
Commercial & Agriculture	$9,315	$308	$1,800	$11,423	$319,204	$330,627	$146
Commercial Real Estate:
Owner Occupied	7	—	—	7	378,088	378,095	—
Non-Owner Occupied	—	67	8,234	8,301	1,237,724	1,246,025	—
Residential Real Estate	2,970	1,196	1,880	6,046	767,303	773,349	—
Real Estate Construction	—	—	—	—	297,589	297,589	—
Farm Real Estate	—	—	—	—	22,399	22,399	—
Lease Financing Receivables	3,008	—	352	3,360	41,210	44,570	—
Consumer and Other	88	5	18	111	11,271	11,382	—
Total	$15,388	$1,576	$12,284	$29,248	$3,074,788	$3,104,036	$146

December 31, 2024	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans	Past Due 90 Days and Accruing
Commercial & Agriculture	$825	$114	$1,374	$2,313	$326,175	$328,488	$—
Commercial Real Estate:
Owner Occupied	—	—	225	225	374,142	374,367	225
Non-Owner Occupied	69	8,000	2,514	10,583	1,215,408	1,225,991	—
Residential Real Estate	5,504	1,634	2,273	9,411	754,458	763,869	—
Real Estate Construction	—	—	—	—	305,992	305,992	—
Farm Real Estate	—	—	—	—	23,035	23,035	—
Lease Financing Receivables	575	351	909	1,835	45,065	46,900	—
Consumer and Other	181	37	3	221	12,367	12,588	—
Total	$7,154	$10,136	$7,298	$24,588	$3,056,642	$3,081,230	$225

The following table presents loans on nonaccrual status as of March 31, 2025.

March 31, 2025	Nonaccrual loans with a related ACL	Nonaccrual loans without a related ACL	Total Nonaccrual loans
Commercial & Agriculture	$7,351	$5,353	$12,704
Commercial Real Estate:
Owner Occupied	—	2,959	2,959
Non-Owner Occupied	1,034	7,200	8,234
Residential Real Estate	5,079	1,515	6,594
Real Estate Construction	—	—	—
Farm Real Estate	—	—	—
Lease Financing Receivables	353	117	470
Consumer and Other	28	—	28
Total	$13,845	$17,144	$30,989

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following table presents loans on nonaccrual status as of December 31, 2024.

December 31, 2024	Nonaccrual loans with a related ACL	Nonaccrual loans without a related ACL	Total Nonaccrual loans
Commercial & Agriculture	$8,901	$3,370	$12,271
Commercial Real Estate:
Owner Occupied	36	—	36
Non-Owner Occupied	2,514	8,000	10,514
Residential Real Estate	4,745	2,131	6,876
Real Estate Construction	—	—	-
Farm Real Estate	—	—	-
Lease Financing Receivables	638	600	1,238
Consumer and Other	15	—	15
Total	$16,849	$14,101	$30,950

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

Modifications to Borrowers Experiencing Financial Difficulty: There were no loans modified to borrowers experiencing financial difficulty during the three months ended March 31, 2025 and March 31, 2024. The allowance for credit losses incorporates an estimate of lifetime expected credit losses and is recorded on each loan upon loan origination or acquisition. The starting point for the estimate of the allowance for credit losses is historical loss information, which includes losses from modifications of loans to borrowers experiencing financial difficulty. The Company uses probability of default/loss given default, discounted cash flows or remaining life method to determine the allowance for credit losses. An assessment of whether a borrower is experiencing financial difficulty is made on the date of a modification. Because the effect of most modifications made to borrowers experiencing financial difficulty is already included in the allowance for credit losses because of the measurement methodologies used to estimate the allowance, a change to the allowance for credit losses is generally not recorded upon modification.

Upon the Company's determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is written off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount. The Company closely monitors the performance of the loans that were modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. There were no modification loans that had a payment default during the three months ended March 31, 2025 and March 31, 2024, and were modified during the twelve months prior to that default to borrowers experiencing financial difficulty.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following table presents the payment status of the loans that were modified to borrowers experiencing financial difficulties in the last twelve months ended March 31, 2025.

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Non-Accrual
Commercial & Agriculture	$2,863	$—	$435	$3,298	$—	$3,298
Commercial Real Estate:
Owner Occupied	—	—	—	—	—	—
Non-Owner Occupied	—	—	8,234	8,234	—	8,234
Residential Real Estate	—	—	—	—	—	—
Real Estate Construction	—	—	—	—	—	—
Farm Real Estate	—	—	—	—	—	—
Lease Financing Receivables	—	—	—	—	—	—
Consumer and Other	—	—	—	—	—	—
Total	$2,863	$—	$8,669	$11,532	$—	$11,532

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

The following table presents the amortized cost basis of collateral dependent loans, which are individually evaluated to determine expected credit losses, and the related allowance for credit losses allocated to these loans as of March 31, 2025 and December 31, 2024.

March 31, 2025	Real Estate	Other	Allowance for Credit Losses
Commercial & Agriculture	$—	$8,603	$968
Commercial Real Estate:
Owner Occupied	2,959	—	—
Non-Owner Occupied	8,234	—	550
Residential Real Estate	1,515	—	—
Real Estate Construction	—	—	—
Farm Real Estate	—	—	—
Lease Financing Receivables	—	—	—
Consumer and Other	—	—	—
Total	$12,708	$8,603	$1,518

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

Collateral-dependent loans consist primarily of Residential Real Estate, Commercial Real Estate and Commercial & Agricultural loans. Individually evaluated loans are collateral-dependent when foreclosure is probable or when the repayment of the loan is expected to be provided substantially through the operation or sale of the underlying collateral. When a loan is deemed collateral-dependent, the level of credit loss is measured by the difference between amortized cost of the loan and the fair value of collateral adjusted for estimated cost to sell. In the case of Commercial & Agricultural loans secured by equipment, the fair value of the collateral is estimated by third-party valuation experts. Loan balances are charged down to the underlying collateral value when they are deemed uncollectible. Note that the Company did not elect to use the collateral maintenance agreement practical expedient available under CECL.

Foreclosed Assets Held For Sale

Foreclosed assets acquired in settlement of loans are carried at fair value less estimated costs to sell and are included in Other assets on the Consolidated Balance Sheets. As of March 31, 2025 and December 31, 2024, the Company had initiated formal foreclosure procedures on $869 and $669, respectively, of Residential Real Estate loans.

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

The following table lists the allowance for credit losses on off-balance sheet credit exposures as of March 31, 2025 and March 31, 2024:

	Three Months Ended
	March 31,
	2025	2024
Beginning of Period	$3,380	3,901
Provision for (recovery of)	319	(50)
End of Period	$3,699	$3,851

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

(6) Accumulated Other Comprehensive Income (Loss)

The following table present the changes in each component of accumulated other comprehensive income (loss), net of tax for the three month periods ended March 31, 2025 and March 31, 2024.

	For the Three-Month Period Ended			For the Three-Month Period Ended
	March 31, 2025(a)			March 31, 2024(a)
	Unrealized Gains and (Losses) on Available-for- Sale Securities (a)	Defined Benefit Pension Items (a)	Total (a)	Unrealized Gains and (Losses) on Available-for- Sale Securities (a)	Defined Benefit Pension Items (a)	Total (a)
Beginning balance	$(48,851)	$(4,506)	$(53,357)	$(43,024)	$(4,506)	$(47,530)
Other comprehensive income (loss) before reclassifications	1,196	212	1,408	(6,227)	—	(6,227)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—	—	—	—
Net current-period other comprehensive income (loss)	1,196	212	1,408	(6,227)	—	(6,227)
Ending balance	$(47,655)	$(4,294)	$(51,949)	$(49,251)	$(4,506)	$(53,757)

(a)
Amounts in parentheses indicate debits on the Consolidated Balance Sheets.

There were no amounts reclassified out of any component of accumulated other comprehensive income (loss) for the three month periods ended March 31, 2025 and March 31, 2024.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

(7) Goodwill and Intangible Assets

The carrying amount of goodwill was $125,520 at both March 31, 2025 and December 31, 2024.

Acquired intangible assets, other than goodwill, as of March 31, 2025 and December 31, 2024 were as follows:

	March 31, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Core deposit intangibles	$12,668	$7,994	$4,674	12,668	7,662	$5,006
Total amortized intangible assets	$12,668	$7,994	$4,674	$12,668	$7,662	$5,006

Aggregate core deposit intangible amortization expense was $332 and $391, for the three months ended March 31, 2025 and 2024, respectively.

Activity for mortgage servicing rights ("MSRs") for the three months ended March 31, 2025 and March 31, 2024 were as follows:

	Three Months Ended March 31,
	2025	2024
Mortgage Servicing Rights:
Balance at Beginning of Period	$2,877	$3,018
Additions	24	50
Additions from acquisition	—	—
Disposals	—	—
Amortized to expense	(69)	(69)
Other charges	—	—
Change in valuation allowance	—	—
Balance at End of Period	$2,832	$2,999

There was no valuation allowance for the three months ended March 31, 2025 and March 31, 2024.

Estimated amortization expense for each of the next five years and thereafter is as follows:

	MSRs	Core deposit intangibles	Total
2025 (1)	$122	$974	$1,096
2026	161	1,193	1,354
2027	158	1,071	1,229
2028	152	793	945
2029	150	282	432
Thereafter	2,089	361	2,450
	$2,832	$4,674	$7,506

(1) 2025 includes nine months of amortization expense for the period from April 1, 2025 through December 31, 2025.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

(8) Short-Term and Other Borrowings

Short-term borrowings, which consist of federal funds purchased and short-term FHLB advances, are summarized as follows:

	March 31, 2025	December 31, 2024
	Short-term Borrowings	Short-term Borrowings
Fed Funds Purchased	$—	$—
FHLB Advances:
Overnight advances	$360,000	$339,000
Interest rate on balance	4.42%	4.42%
Total Short-term FHLB Advances	$360,000	$339,000

	Three Months Ended March 31,
	2025	2024
	Short-term Borrowings	Short-term Borrowings
Maximum indebtedness	$394,000	$394,000
Average balance	355,589	329,120
Average rate paid	4.42%	5.44%

Average balance during the period represents daily averages. Average rate paid represents interest expense divided by the related average balances.

The following table summarizes the Company's subordinated debentures at March 31, 2025 and December 31, 2024.

	March 31, 2025	December 31, 2024
	Subordinated Debentures	Subordinated Debentures
Subordinated Debentures:
First Citizens Statutory Trust II	$7,732	$7,732
First Citizens Statutory Trust III	12,887	12,887
First Citizens Statutory Trust IV	5,155	5,155
Futura TPF Trust I	2,578	2,578
Futura TPF Trust II	1,997	1,997
Long-Term Subordinated Debentures, net of unamortized debt issuance costs	73,781	73,740
Total Subordinated Debentures	$104,130	$104,089

Other borrowings, which consists of secured borrowings from other institutions for the right to participate in the future payments of specific leases originated by the CLF division of Civista, totaled $6,140 and $6,293 at March 31, 2025 and December 31, 2024, respectively. The weighted average rate on these borrowings was 9.58% and 6.72% at March 31, 2025 and December 31, 2024, respectively. The weighted average life was 27 months and 30 months at March 31, 2025 and December 31, 2024, respectively.

(9) Earnings per Common Share

The Company has granted restricted stock awards with non-forfeitable rights (with respect to dividends), which are considered participating securities. Accordingly, earnings per common share is computed using the two-class method as required by ASC 260-10-45. Basic earnings per common share are computed as net income available to common shareholders divided by the weighted average number of common shares outstanding during the period, which excludes the participating securities. Diluted earnings per common share include the dilutive effect, if any, of additional potential common shares issuable under the Company’s equity incentive plan, computed using the treasury stock method. The Company had no dilutive securities for the three months ended March 31, 2025 and March 31, 2024.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

	Three Months Ended
	March 31,
	2025	2024
Basic
Net income	$10,168	$6,360
Less allocation of earnings and dividends to participating securities	44	227
Net income available to common shareholders—basic	$10,124	$6,133
Weighted average common shares outstanding	15,488,813	15,695,963
Less average participating securities	66,711	561,344
Weighted average number of shares outstanding used in the calculation of basic earnings per common share	15,422,102	15,134,619
Earnings per common share:
Basic	$0.66	$0.41
Diluted	0.66	0.41

(10) Commitments, Contingencies and Off-Balance Sheet Risk

Some financial instruments, such as loan commitments, credit lines, letters of credit and overdraft protection, are issued to meet customers’ financing needs. These are agreements to provide credit or to support the credit of others, as long as the conditions established in the contract are met, and usually have expiration dates. Commitments may expire without being used. Off-balance-sheet risk of credit loss exists up to the face amount of these instruments, although material losses are not anticipated. The same credit policies are used to make such commitments as are used for loans, including obtaining collateral at exercise of commitment. The contractual amounts of financial instruments with off-balance-sheet risk were as follows at March 31, 2025 and December 31, 2024:

	Contract Amount
	March 31, 2025		December 31, 2024
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitment to extend credit:
Lines of credit and construction loans	$25,618	$684,307	$31,940	$657,401
Overdraft protection	10	44,581	10	55,085
Letters of credit	743	107	782	244
Total	$26,371	$728,995	$32,732	$712,730

Commitments to make loans are generally made for a period of one year or less. Fixed rate loan commitments included in the table above had interest rates ranging from 3.10% to 8.5% at March 31, 2025 and from 3.1% to 8.9% at December 31, 2024. Maturities extend up to 30 years.

Civista is required to maintain certain reserve balances on hand in accordance with the Federal Reserve Board requirements. No reserve balance was maintained, or required to be maintained, in accordance with such requirements at March 31, 2025 and December 31, 2024.

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

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

Net periodic pension cost was as follows:

	Three Months Ended
	March 31,
	2025	2024
Service cost	$—	$—
Interest cost	96	95
Expected return on plan assets	(116)	(137)
Other components	—	—
Net periodic pension benefit	$(20)	$(42)

The Company does not expect to make any contribution to its pension plan in 2025. The Company made no contribution to its pension plan in 2024.

(12) Equity Incentive Plan

At the Company’s 2014 annual meeting, the shareholders adopted the Company’s 2014 Incentive Plan (“2014 Incentive Plan”). The 2014 Incentive Plan authorized the Company to grant options, stock awards, stock units and other awards for up to 375,000 common shares of the Company. The 2014 Incentive Plan expired in accordance with its terms on April 16, 2024, and no further awards may be granted under the 2014 Incentive Plan after April 16, 2024. On February 20, 2024, the Company's Board of Directors adopted the Civista Bancshares, Inc. 2024 Incentive Plan (the "2024 Incentive Plan"), which was subsequently approved by the shareholders of the Company at the Annual Meeting of Shareholders held on April 16, 2024. The 2024 Incentive Plan authorizes the Company to grant options, stock awards, stock units and other awards for up to 450,000 common shares of the Company. There were 398,500 shares available for grants under this plan at March 31, 2025.

No options were granted under the 2014 Incentive Plan or the 2024 Incentive Plan during the three months ended March 31, 2025 and March 31, 2024.

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

The following is a summary of the Company’s outstanding restricted common shares and changes therein for the three months ended March 31, 2025:

	Three Months Ended
	March 31, 2025
	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Nonvested at beginning of period	90,331	$19.14
Granted	39,587	21.46
Vested	(33,226)	20.31
Forfeited	—	—
Nonvested at end of period	96,692	$19.69

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following is a summary of the status of the Company’s outstanding restricted common shares as of March 31, 2025:

At March 31, 2025
Date of Award	Shares	Remaining Expense	Remaining Vesting Period (Years)
March 3, 2021	2,488	35	0.75
March 3, 2022	4,598	98	1.75
March 14, 2023	9,761	199	2.75
March 14, 2023	8,817	141	0.75
March 12, 2024	20,969	307	3.75
March 12, 2024	9,185	123	1.75
September 9, 2024	1,287	17	2.50
March 11, 2025	21,487	452	5.00
March 11, 2025	18,100	375	3.00
	96,692	1,747	3.13

The Company recorded $155 and $186 of share-based compensation expense during the three months ended March 31, 2025 and 2024, respectively. At March 31, 2025, the total compensation cost related to unvested awards not yet recognized was $1,747, which was expected to be recognized over the weighted average remaining life of the grants of 3.13 years.

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

The fair value of the swap asset/liability: The fair value of the swap asset and liability is based on an external derivative model using data inputs based on similar transactions as of the valuation date and classified as Level 2. The changes in fair value of these assets/liabilities had no impact on net income or comprehensive income.

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

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

Assets and liabilities measured at fair value are summarized in the tables below.

	Fair Value Measurements at March 31, 2025 Using:
	(Level 1)	(Level 2)	(Level 3)
Assets measured at fair value on a recurring basis:
Securities available-for-sale
U.S. Treasury securities and obligations of U.S. Government agencies	$—	$64,984	$—
Obligations of states and political subdivisions	—	320,214	—
Mortgage-backed securities in government sponsored entities	—	260,947	—
Total securities available-for-sale	—	$646,145	—
Equity securities	—	2,392	—
Swap asset	—	2,845	—
Liabilities measured at fair value on a recurring basis:
Swap liability	$—	$8,915	$—
Assets measured at fair value on a nonrecurring basis:
Collateral-dependent loans	—	—	19,793

	Fair Value Measurements at December 31, 2024 Using:
	(Level 1)	(Level 2)	(Level 3)
Assets measured at fair value on a recurring basis:
Securities available-for-sale
U.S. Treasury securities and obligations of U.S. Government agencies	$—	$97,387	$—
Obligations of states and political subdivisions	—	325,119	—
Mortgage-backed securities in government sponsored entities	—	225,561	—
Total securities available-for-sale	—	648,067	—
Equity securities	—	2,421	—
Swap asset	—	5,308	—
Liabilities measured at fair value on a recurring basis:
Swap liability	$—	$11,638	$—
Assets measured at fair value on a nonrecurring basis:
Collateral-dependent loans	$—	$—	$19,177

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following tables present quantitative information about the Level 3 significant unobservable inputs for assets and liabilities measured at fair value on a nonrecurring basis a March 31, 2025 and December 31, 2024.

	Quantitative Information about Level 3 Fair Value Measurements
March 31, 2025	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
Collateral-dependent loans	$19,793	Appraisals which utilize sales comparison, net income and cost approach	Discounts for collection issues and changes in market conditions	10 - 75%	19%

	Quantitative Information about Level 3 Fair Value Measurements
December 31, 2024	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
Collateral-dependent loans	$19,177	Appraisals which utilize sales comparison, net income and cost approach	Discounts for collection issues and changes in market conditions	10 - 75%	25%

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

The carrying amount of investments in time deposits and loans held for sale are classified as Level 2.

The carrying value of other securities, which consist of FHLB and other bank stock, approximates fair value as the stock is nonmarketable and has restrictions placed on its transferability.

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

The fair values of noninterest-bearing deposits are considered equal to the amount payable on demand at the reporting date (i.e., carrying value) and are classified as Level 1. The fair value of savings, NOW and certain money market accounts are equal to their carrying amounts and are a Level 1 classification. Fair values of fixed rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits resulting in a Level 3 classification.

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

The carrying amount and fair values of financial instruments not measured at fair value on a recurring or nonrecurring basis at March 31, 2025 were as follows:

March 31, 2025	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from financial institutions	$90,456	$90,456	$90,456	$—	$—
Investments in time deposits	960	960	—	960	—
Other securities	32,592	32,592	32,592	—	—
Loans, held for sale	4,324	4,324	—	4,324	—
Loans, net of allowance	3,063,752	2,935,074	—	—	2,935,074
Accrued interest receivable	14,041	14,041	14,041	—	—
Financial Liabilities:
Nonmaturing deposits	2,273,008	2,273,008	2,273,008	—	—
Time deposits	965,880	968,778	—	—	968,778
Short-term FHLB advances	360,000	360,000	360,000	—	—
Long-term FHLB advances	1,355	1,302	—	—	1,302
Subordinated debentures	104,130	102,662	—	—	102,662
Other borrowings	6,140	6,140	—	—	6,140
Accrued interest payable	6,924	6,924	6,924	—	—

The carrying amount and fair values of financial instruments not measured at fair value on a recurring or nonrecurring basis at December 31, 2024 were as follows:

December 31, 2024	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from financial institutions	$63,155	$63,155	$63,155	$—	$—
Investments in time deposits	1,450	1,450	—	1,450	—
Other securities	30,352	30,352	30,352	—	—
Loans, held for sale	665	665	—	665	—
Loans, net of allowance	3,041,561	2,919,899	—	—	2,919,899
Accrued interest receivable	13,453	13,453	13,453	—	—
Financial Liabilities:
Nonmaturing deposits	2,266,916	2,266,916	2,266,916	—	—
Time deposits	944,954	948,734	—	—	948,734
Short-term FHLB advances	339,000	339,000	339,000	—	—
Long-term FHLB advances	1,501	1,418	—	—	1,418
Subordinated debentures	104,089	101,175	—	—	101,175
Other borrowings	6,293	6,293	—	—	6,293
Accrued interest payable	9,518	9,518	9,518	—	—

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

The Company presents derivative positions gross on the balance sheet for customers and net for financial institution counterparty positions subject to master netting arrangements. The fair value on the asset side was reduced by the margin call adjustment per the Company's netting arrangement in the amounts of $6,070 and $6,330 as of March 31, 2025 and December 31, 2024, respectively.

The following table reflects the derivatives recorded on the balance sheet as of March 31, 2025 and December 31, 2024:

	March 31, 2025		December 31, 2024
	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in swap assets:
Interest rate swaps with loan customers in an asset position	$83,271	$2,125	$68,621	$1,169
Counterparty positions with financial institutions in an asset position	250,598	6,790	247,727	10,469
Total before netting adjustments		8,915		11,638
Netting adjustments - cash collateral posted by counterparties*		(6,070)		(6,330)
Total Swap assets		$2,845		$5,308
Included in swap liabilities:
Interest rate swaps with loan customers in a liability position	$167,327	$8,915	$179,106	$11,638
Counterparty positions with financial institutions in a liability position	—	—	—	—
Total before netting adjustments		8,915		11,638
Netting adjustments - cash collateral posted to counterparties**		—		—
Total Swap liabilities		$8,915		$11,638
*Cash collateral posted by counterparties represents the obligation to return cash collateral received from counterparties.
**Cash collateral posted to counterparties represents the right to reclaim cash collateral that was paid to counterparties.
Gross notional positions with customers	$250,598		$247,727
Gross notional positions with financial institution counterparties	$250,598		$247,727

The Company monitors and controls all derivative products with a comprehensive Board of Director approved commercial loan swap policy. All hedge transactions must be approved in advance by the Lenders Loan Committee or the Board of Directors. The Company classifies changes in fair value of derivatives in Other noninterest income in the Consolidated Statements of Operation. There was no gain or loss recognized on derivatives for the period ended March 31, 2025 or the period ended March 31, 2024.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

At March 31, 2025 and December 31, 2024, the Company did not have any cash or securities pledged for collateral on its interest rate swaps with third party financial institutions. Cash pledged for collateral on interest rate swaps is classified as restricted cash on the Consolidated Balance Sheets.

(15) Qualified Affordable Housing Project Investments

The Company invests in certain qualified affordable housing projects. At March 31, 2025 and December 31, 2024, the balance of the Company's investments in qualified affordable housing projects was $15,500 and $15,850, respectively. These balances are reflected in the Other assets line on the Consolidated Balance Sheets. The unfunded commitments related to the investments in qualified affordable housing projects totaled $4,753 and $5,668 at March 31, 2025 and December 31, 2024, respectively. These balances are reflected in the Accrued expenses and other liabilities line on the Consolidated Balance Sheets.

During the three months ended March 31, 2025 and 2024, the Company recognized amortization expense with respect to its investments in qualified affordable housing projects of $350 and $304, respectively, offset by tax credits and other benefits from its investments in affordable housing tax credits of $416 and $390, respectively. During the three months ended March 31, 2025 and 2024, the Company did not incur any impairment losses related to its investments in qualified affordable housing projects.

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

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three months ended March 31, 2025 and 2024.

	Three Months Ended
	March 31,
	2025	2024
Noninterest Income
In-scope of Topic 606:
Service charges	$1,524	$1,440
ATM/Interchange fees	1,326	1,383
Wealth management fees	1,340	1,276
Other	605	1,572
Noninterest Income (in-scope of Topic 606)	4,795	5,671
Noninterest Income (out-of-scope of Topic 606)	3,065	2,585
Total Noninterest Income	$7,860	$8,256

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

(17) Leases

We have operating leases for several branch locations and office space. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. We also lease certain office equipment under operating leases. Many of our leases include both lease (e.g., minimum rent payments) and non-lease (e.g., common-area or other maintenance costs) components. The Company accounts for each component separately based on the standalone price of each component. In addition, we have several operating leases with lease terms of less than one year and therefore, we have elected the practical expedient to exclude these short-term leases from our right-of-use ("ROU") assets and lease liabilities.

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

The balance sheet information related to our operating leases were as follows as of March 31, 2025 and December 31, 2024:

	Classification on the Consolidated Balance Sheet	March 31, 2025	December 31, 2024
Assets:
Operating lease	Other assets	$2,493	$1,063
Liabilities:
Operating lease	Accrued expenses and other liabilities	$2,493	$1,063

The cost components of our operating leases were as follows for the periods ended March 31, 2025 and 2024:

	Three Months Ended
	March 31,
	2025	2024
Lease cost
Operating lease cost	$205	$132
Short-term lease cost	33	18
Sublease income	(5)	(7)
Total lease cost	$233	$143

Maturities of our lease liabilities for all operating leases for each of the next five years and thereafter is as follows:

2025	$609
2026	755
2027	740
2028	578
2029	395
Thereafter	76
Total lease payments	$3,153
Less: Imputed Interest	660
Present value of lease liabilities	$2,493

The weighted average remaining lease terms and discount rates for all of our operating leases were as follows as of March 31, 2025:

Weighted-average remaining lease term-operating leases (years)	4.96
Weighted-average discount rate-operating leases	3.81%

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

The Company is the lessor of equipment under operating leases to a wide variety of customers, from commercial and industrial to government and healthcare. The operating lease assets are presented on the balance sheet as premises and equipment. Total cost, net of accumulated depreciation, of leased assets was $17,576 and $19,136 as of March 31, 2025 and December 31, 2024, respectively. The Company records lease revenue over the term of the lease and retains ownership of the related assets which are depreciated over the estimated useful life, normally two to six years.

The Company also leases equipment to customers under direct financing leases. At the inception of each lease, the lease receivables, together with the present value of the estimated unguaranteed residual values, are presented on the balance sheet as Loans. The excess of the lease receivables and residual values over the cost of the equipment is recorded as unearned lease income and will be recognized over the lease term, normally two to six years as well.

(18) Segment Reporting

The Company conducts its operations through one single business segment, which is determined by the Chief Financial Officer, who is the designated chief operating decision maker ("CODM").

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

The Company's segment assets represent its total assets as presented in the Consolidated Balance Sheets.

All of the Company's earnings relate to its operations within the United States.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion focuses on the consolidated financial condition of the Company at March 31, 2025 compared to December 31, 2024, and the consolidated results of operations for the three month period ended March 31, 2025, compared to the same period in 2024. This discussion should be read in conjunction with the unaudited consolidated financial statements and notes included in this Quarterly Report on Form 10-Q.

Forward-Looking Statements

This Quarterly Report on Form 10-Q may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), relating to such matters as financial condition, anticipated operating results, cash flows, business line results, credit quality expectations, prospects for new lines of business, economic trends (including interest rates) and similar matters. Forward-looking statements reflect our expectations, estimates or projections concerning future results or events. These statements are generally identified by the use of forward-looking words or phrases such as “believe,” “belief,” “expect,” “anticipate,” “may,” “could,” “intend,” “intent,” “estimate,” “plan,” “foresee,” “likely,” “will,” “should” or other similar words or phrases. Forward-looking statements are not guarantees of performance and are inherently subject to known and unknown risks, uncertainties and assumptions that are difficult to predict and could cause our actual results, performance or achievements to differ materially from those expressed in or implied by the forward-looking statements. Such forward-looking statements could include, but are not limited to:

•
current and future economic and financial market conditions, including the effects of inflation, recession, unemployment, changes in interest rates, fiscal and monetary policy, an increasing federal government budget deficit, slowing gross domestic product, tariffs, trade wars, and other factors beyond our control, any of which may result in adverse impacts on our deposit levels and composition, the quality of investment securities available for purchase, demand for loans, the ability of our borrowers to repay their loans, and the value of the collateral securing loans made by Civista;
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
•
risks inherent in pursuing strategic growth initiatives, including integration and other risks involved in past and possible future acquisitions;
•
uncertainty regarding the nature, timing, cost and effect of legislative or regulatory changes in the banking industry or otherwise affecting the Company, including major reform of the regulatory oversight structure of the financial services industry;
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
•
our ability to anticipate and successfully keep pace with technological changes affecting the financial services industry; and
•
other risks identified from time-to-time in the Company’s other public documents on file with the SEC, including those risks identified in “Item 1A. Risk Factors” of Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

The Company does not undertake, and specifically disclaims, any obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect occurrence of anticipated or unanticipated events or circumstances after the date of such statements, except as required by law.

Financial Condition

Total assets of the Company at March 31, 2025 were $4,146,717 compared to $4,098,469 at December 31, 2024, an increase of $48,248, or 1.2%. The increase in total assets was mainly due to increases in net loans of $22,191 and cash and cash equivalents of $27,301. These increases were partially offset by decreases in available-for-sale securities of $1,922, premises and equipment of $2,059, and swap assets of $2,463. Total liabilities at March 31, 2025 were $3,749,283 compared to $3,709,967 at December 31, 2024, an increase of $39,316, or 1.1%. The increase in total liabilities was primarily attributable to increases in total deposits of $27,018 and short-term FHLB advances of $21,000, partially offset by decreases in swap liabilities of $2,723 and accrued expenses and other liabilities of $5,721.

Loans outstanding as of March 31, 2025 and December 31, 2024 were as follows:

	March 31, 2025	December 31, 2024	$ Change	% Change
Commercial & Agriculture	$330,627	$328,488	$2,139	0.7%
Commercial Real Estate—Owner Occupied	378,095	374,367	3,728	1.0%
Commercial Real Estate—Non-Owner Occupied	1,246,025	1,225,991	20,034	1.6%
Residential Real Estate	773,349	763,869	9,480	1.2%
Real Estate Construction	297,589	305,992	(8,403)	-2.7%
Farm Real Estate	22,399	23,035	(636)	-2.8%
Lease Financing Receivables	44,570	46,900	(2,330)	-5.0%
Consumer and Other	11,382	12,588	(1,206)	-9.6%
Total loans	3,104,036	3,081,230	22,806	0.7%
Allowance for credit losses	(40,284)	(39,669)	(615)	1.6%
Net loans	$3,063,752	$3,041,561	$22,191	0.7%

Loans held for sale increased $3,659, or 550.2%, since December 31, 2024. The increase was due to increases in both the number of loans and average loan balances held for sale. At March 31, 2025, 16 loans totaling $4,324 were held for sale as compared to 6 loans totaling $665 at December 31, 2024.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Net loans have increased $22,191, or 0.7%, since December 31, 2024. The increase at March 31, 2025 can be attributed to increases in four categories, primarily Commercial Real Estate – Non-Owner Occupied and Residential Real Estate, partially offset by a decrease in Real Estate Construction. At March 31, 2025, the net loan to deposit ratio was 95.8% compared to 95.9% at December 31, 2024.

During the first three months of 2025, provisions made to the allowances for credit losses and off-balance sheet credit exposures totaled $1,567, compared to a provision of $1,992 during the same period in 2024. The decrease in provision is primarily the result of a recapture of credit losses on commercial and agriculture resulting from a decrease in specific reserves related to one large credit that made a significant paydown during the first quarter of 2025. Commercial and agriculture delinquencies increased significantly during the quarter, primarily in the 30-59 days past due category, which increased from $825 at December 31, 2024 to $9,315 at March 31, 2025; however, this had limited impact on required reserves as $7,704 of the 30-59 days past due balance related to two large credits that were on nonaccrual and individually evaluated as of both March 31, 2025 and December 31, 2024. At December 31, 2024 these credits were current. That recapture of credit losses on commercial and agriculture was offset by provision expense to restore the reserves on commercial real estate non-owner occupied after recognizing $800 in charge-offs during the quarter and to fund additional reserves on the residential real estate and real estate construction segments resulting from slower prepayment speed and higher unemployment forecast assumptions.

Reserves on the lease financing receivables portfolio decreased slightly during the first quarter of 2025, consistent with the slight decrease in the outstanding balance of lease financing receivables from December 31, 2024 to March 31, 2025, maintaining a consistent percentage of reserves to lease balance. Total delinquencies on lease financing receivables increased from December 31, 2024 to March 31, 2025; however, the severity of delinquencies improved. Lease financing receivables 30-59 days past due increased, while the balance of 60-89 days past due and 90 days or greater past due both decreased. Nonaccrual lease finance receivables also decreased from $1,238 at December 31, 2024 to $470 at March 31, 2025.

Net charge-offs for the first three months of 2025 totaled $633, compared to net charge-offs of $353 for the same period of 2024. For the first three months of 2025, the Company charged off a total of 13 loans, consisting of three Commercial & Agriculture loans totaling $72, four Lease Financing Receivables totaling $90, one Commercial Real Estate – Non-Owner Occupied loan for $800, and five Consumer and Other loans totaling $14. The Commercial Real Estate - Non-Owner Occupied charge-off of $800 is related to a loan that was previously identified and actively monitored by management, classified as nonaccrual and individually evaluated as of both December 31, 2024 and March 31, 2025. In addition, during the first three months of 2025, the Company had recoveries on previously charged-off Commercial & Agriculture loans of $291, Commercial Real Estate – Owner Occupied loans of $5, Residential Real Estate loans of $14, Leasing Finance Receivables of $25 and Consumer and Other loans of $8. For each loan category, as well as in total, the percentage of net charge-offs to loans was less than one percent. Each of these factors was considered by management as part of the examination of both the level and mix of the allowance by credit type as well as the overall level of the allowance.

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

Larger (greater than $350) Commercial & Agricultural and Commercial Real Estate loan relationships, as well as Residential Real Estate and Consumer loans and Lease financing receivables that are part of a larger relationship are individually evaluated on a quarterly basis, when they do not share similar risk characteristics with the collectively evaluated pools. These loans are analyzed to determine if it is probable that all amounts will not be collected according to the contractual terms of the loan agreement. If management determines that the value of the loan is less than the recorded investment in the loan (net of previous charge-offs, deferred loan fees or costs and unamortized premium or discount), impairment is recognized through an allowance estimate or a charge-off to the allowance. The Company’s policy for recognizing interest income on individually evaluated loans does not differ from its overall policy for interest recognition. Loans held for sale are excluded from consideration as impaired. Loans are generally moved to nonaccrual status when 90 days or more past due. Loans, or portions thereof, are charged-off when deemed uncollectible. The allowance for credit losses as a percent of total loans was 1.30% at March 31, 2025 and 1.29% at December 31, 2024.

The available-for-sale securities portfolio decreased by $1,922, from $648,067 at December 31, 2024 to $646,145 at March 31, 2025. Management continually evaluates our securities portfolio in response to established asset/liability management objectives, changing market conditions that could affect profitability, and the level of interest rate risk to which the Company is exposed. These evaluations

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

may cause the Company to change the level of funds it deploys into investment securities and change the composition of its investment securities portfolio. As of March 31, 2025, the Company was in compliance with all pledging requirements.

Premises and equipment, net, decreased $2,059 from December 31, 2024 to March 31, 2025. The decrease was the result of depreciation of $1,833 and disposals of $76, partially offset by purchases of $161. The decrease in depreciation was mainly attributable to leasing operations as operating leases mature. Since mid-2024, new lease originations have primarily consisted of finance leases which are recorded in loans on the Consolidated Balance Sheets.

Bank owned life insurance ("BOLI") increased $387 from December 31, 2024 to March 31, 2025. The increase was the result of increases in the cash surrender value of the underlying insurance policies.

Swap assets decreased $2,463 from December 31, 2024 to March 31, 2025. The decrease was primarily the result of a decline in market value.

Total deposits as of March 31, 2025 and December 31, 2024 were as follows:

	March 31, 2025	December 31, 2024	$ Change	% Change
Noninterest-bearing demand	$648,683	$695,094	$(46,411)	-6.7%
Interest-bearing demand	467,601	419,583	48,018	11.4%
Savings and money market	1,146,480	1,126,974	19,506	1.7%
Time deposits	515,910	469,954	45,956	9.8%
Brokered deposits	460,214	500,265	(40,051)	-8.0%
Total Deposits	$3,238,888	$3,211,870	$27,018	0.8%

The Company had approximately $456,569 and $431,713 of uninsured deposits as of March 31, 2025 and December 31, 2024, respectively. Uninsured deposit amounts are estimated based on the portions of customer account balances that exceed the FDIC insurance limit of $250.

Total deposits at March 31, 2025 increased $27,018 from December 31, 2024. Noninterest-bearing deposits decreased $46,411 from December 31, 2024, while interest-bearing deposits, including savings and time deposits, increased $73,429 from December 31, 2024. The decrease in noninterest-bearing deposits was primarily due to a $62,499 decrease in noninterest-bearing business accounts mainly due to seasonality, as the first quarter of each year normally sees a decline in business accounts primarily due to tax payments, partially offset by an increase of $11,300 in noninterest-bearing public funds accounts. The increase in interest-bearing demand deposits was primarily due to an increase of $56,267 in interest-bearing public funds accounts, slightly offset by a decrease of $6,276 in Jumbo NOW accounts. The $19,506 increase in savings and money market accounts was primarily due to a $41,791 increase in business money market accounts, and a $5,726 increase in statement savings accounts, mostly offset by a decrease of $22,682 in reciprocal deposits. The $45,956 increase in time deposits was due to increases of $17,569 in jumbo time deposits, $15,622 in retail time deposits, and $19,689 in time certificates over $250, which were slightly offset by a decrease if $7,611 in reciprocal time deposits. The year-to-date average balance of total deposits increased $252,894, compared to the average balance for the same period in 2024, mainly due to a increases of $142,265 in the average balance of time deposits and $110,629 in the average balance of demand and savings, partially offset by a $41,767 decrease in the average balance of noninterest-bearing deposits.

Short-term FHLB advances increased $21,000 from December 31, 2024 to March 31, 2025 for purposes of funding loan growth prior to receiving one large deposit on March 31, 2025. The short-term advance was paid off the following day.

Swap liabilities decreased $2,723 from December 31, 2024 to March 31, 2025. The decrease was the result of a decrease in fair value of swap liabilities.

Accrued expenses and other liabilities decreased $5,721 from December 31, 2024 to March 31, 2025. The decrease was due to a decrease in accrued interest on brokered CDs of $3,019 as a result of interest payments in the first quarter of 2025; and a decrease in accrued commissions and incentives of $2,730 relating to accrued earned commissions and performance incentives being paid in the first quarter of 2025 .

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Shareholders’ equity at March 31, 2025 was $397,434, or 9.6% of total assets, compared to $388,502, or 9.5% of total assets, at December 31, 2024. The increase was as a result of net income of $10,168 and an increase in the fair value of securities, net of tax, of $1,408, partially offset by dividends paid on common shares of $2,632.

Total outstanding common shares at March 31, 2025 were 15,519,072, which increased from 15,487,667 common shares outstanding at December 31, 2024. Common shares outstanding increased due to the grant of 39,587 restricted common shares to certain officers under the Company’s 2024 Incentive Plan, partially offset by 8,182 common shares surrendered by officers to the Company to pay taxes upon vesting of restricted shares.

Results of Operations

Three Months Ended March 31, 2025 and 2024

The Company had net income of $10,168 for the three months ended March 31, 2025, an increase of $3,808 from net income of $6,360 for the same period of 2024. Basic and diluted earnings per common share were $0.66 for the quarter ended March 31, 2025, compared to $0.41 for the same period of 2024. The primary reasons for the changes in net income are explained below.

Net interest income for the three months ended March 31, 2025 was $32,773, an increase of $4,401 from $28,372 for the same period of 2024. This increase was a result of an increase of $3,605 in total interest and dividend income, coupled with a $796 decrease in total interest expense. Total interest-earning assets averaged $3,801,709 during the three months ended March 31, 2025, an increase of $249,157 from $3,552,552 for the same period of 2024. The Company’s total average interest-bearing liabilities increased from $2,720,586 during the three months ended March 31, 2024 to $2,999,661 during the three months ended March 31, 2025. The Company’s fully tax equivalent net interest margin for the three months ended March 31, 2025 and 2024 was 3.51% and 3.22%, respectively.

Total interest and dividend income was $53,733 for the three months ended March 31, 2025, an increase of $3,605 from $50,128 for the same period of 2024. The increase in interest and dividend income is attributable to a $3,162 increase in interest and fees on loans and a $621 increase in interest income on taxable securities. The $3,605 increase in interest and fees on loans is attributable to increases in both average balances and loan yield. The average balance of loans increased by $219,409, or 7.6%, to $3,099,440 for the three months ended March 31, 2025, as compared to $2,880,031 for the same period of 2024. The loan yield increased to 6.23% for the three months ended March 31, 2025, from 6.20% for the same period of 2024.

Interest on taxable securities increased $621 to $3,555 for the three months ended March 31, 2025, compared to $2,934 for the same period of 2024. The average balance of taxable securities increased $46,078 to $396,893 for the three months ended March 31, 2025, as compared to $350,815 for the same period of 2024. The yield on taxable securities increased 31 basis points to 3.31% for the three months ended March 31, 2025, compared to 3.00% for the same period of 2024 resulting from the purchase of similar securities with higher rates due to the yield curve change from the first quarter of 2025 compared to the same period of 2024. Interest on tax-exempt securities decreased $35 to $2,340 for the three months ended March 31, 2025, compared to $2,375 for the same period of 2024. The average balance of tax-exempt securities decreased $8,907 to $286,481 for the three months ended March 31, 2025, as compared to $295,388 for the same period of 2024. The yield on tax-exempt securities increased 6 basis points to 3.91% for the three months ended March 31, 2025, compared to 3.85% for the same period of 2024.

Total interest expense decreased $796, or 3.7%, to $20,960 for the three months ended March 31, 2025, compared with $21,756 for the same period of 2024. For the three months ended March 31, 2025, the average balance of interest-bearing liabilities increased $285,504 to $3,006,090, as compared to $2,720,586 for the same period of 2024. Interest incurred on deposits decreased by $271 to $15,716 for the three months ended March 31, 2025, compared to $15,987 for the same period of 2024. The average balance of interest-bearing deposits increased by $252,893 to $2,538,560 for the three months ended March 31, 2025, as compared to the same period in 2024, slightly offset by a decrease in the rate paid on time deposits from 5.33% in 2024 to 4.22% in 2025. The decrease in rates on time deposits is primarily related to paying lower rates on retail and brokered CDs due to the lower rate environment in the first quarter of 2025 compared to the same period of 2024. Interest expense incurred on short-term FHLB advances decreased because of the yield curve shifting downwards during the first three months of 2025 compared to the same period of 2024.

The following table presents the condensed average balance sheets for the three months ended March 31, 2025 and 2024. The daily average loan amounts outstanding are net of unearned income and include loans held for sale and nonaccrual loans. The average balance of securities is computed using the carrying value of securities. Rates are annualized and taxable equivalent yields are computed using

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

a 21% tax rate for tax-exempt interest income. The average yield has been computed using the historical amortized cost average balance for available-for-sale securities.

	Three Months Ended March 31,
	2025			2024
Assets:	Average balance	Interest	Yield/ rate*	Average balance	Interest	Yield/ rate*
Interest-earning assets:
Loans, including fees**	$3,099,440	$47,646	6.23%	$2,880,031	$44,485	6.20%
Taxable securities	396,893	3,555	3.31%	350,815	2,934	3.00%
Tax-exempt securities	286,481	2,340	3.91%	295,388	2,375	3.85%
Interest-bearing deposits in other banks	18,895	192	4.13%	26,318	334	5.09%
Total interest-earning assets	$3,801,709	$53,733	5.71%	$3,552,552	$50,128	5.64%
Noninterest-earning assets:
Cash and due from financial institutions	43,203			29,599
Premises and equipment, net	46,404			54,980
Accrued interest receivable	13,567			12,724
Intangible assets	133,268			134,872
Bank owned life insurance	62,916			58,472
Other assets	58,588			61,456
Less allowance for loan losses	(39,956)			(37,356)
Total Assets	$4,119,699			$3,867,299
Liabilities and Shareholders Equity:
Interest-bearing liabilities:
Demand and savings	$1,578,949	$5,729	1.47%	$1,383,225	$3,986	1.15%
Time	959,611	9,987	4.22%	902,442	12,001	5.33%
Short-term FHLB advances	355,589	3,929	4.48%	328,687	4,515	5.51%
Long-term FHLB advances	1,408	9	2.56%	2,275	13	2.29%
Other borrowings	6,430	145	9.14%	—	—	0.00%
Subordinated debentures	104,103	1,161	4.52%	103,957	1,241	4.79%
Total interest-bearing liabilities	$3,006,090	$20,960	2.83%	$2,720,586	$21,756	3.21%
Noninterest-bearing deposits	670,774			712,483
Other liabilities	45,813			63,778
Shareholders’ Equity	397,021			370,452
Total Liabilities and Shareholders’ Equity	$4,119,698			$3,867,299
Net interest income and interest rate spread(1)		$32,773	2.88%		$28,372	2.43%
Net interest margin(2)			3.51%			3.22%

(1) Net interest spread represents the difference between the yield on average interest-earning assets and the cost of interest-bearing liabilities.

(2) Net interest margin represents net interest income divided by average interest-earning assets.

* Average yields are presented on a tax equivalent basis. The tax equivalent effect associated with loans and investments, included in the yields above, was $622 and $632 for the periods ended March 31, 2025 and 2024, respectively.

** Average balance includes nonaccrual loans.

Net interest income may also be analyzed by comparing the volume and rate components of interest income and interest expense. The following table provides an analysis of the changes in interest income and expense between the three months ended March 31, 2025 and 2024.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

	Increase (decrease) due to:
	Volume (1)	Rate (1)	Net
	(Dollars in thousands)
Interest income:
Loans, including fees	$3,374	$(213)	$3,161
Taxable securities	341	280	621
Tax-exempt securities	(48)	13	(35)
Interest-bearing deposits in other banks	(83)	(59)	(142)
Total interest income	$3,584	$21	$3,605
Interest expense:
Demand and savings	$616	$1,127	$1,743
Time	723	(2,737)	(2,014)
Short-term FHLB advances	348	(934)	(586)
Long-term FHLB advances	(5)	1	(4)
Other borrowings	145	—	145
Subordinated debentures	2	(82)	(80)
Total interest expense	$1,829	$(2,625)	$(796)
Net interest income	$1,755	$2,646	$4,401

(1)
The change in interest income and interest expense due to changes in both volume and rate, which cannot be segregated, has been allocated proportionately to the change due to volume and the change due to rate.

The Company provides for loan losses through regular provisions to the allowance for credit losses. During the three months ended March 31, 2025, the Company recorded a provision for credit losses of $1,567, a decrease of $425, from $1,992 during the three months ended March 31, 2024.

Noninterest income for the three-month periods ended March 31, 2025 and 2024 was as follows:

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
Service charges	$1,524	$1,440	$84	5.8%
Net gain (loss) on equity securities	(29)	(141)	112	-79.4%
Net gain on sale of loans and leases	604	863	(259)	-30.0%
ATM/Interchange fees	1,326	1,383	(57)	-4.1%
Wealth management fees	1,340	1,276	64	5.0%
Lease revenue and residual income	1,896	1,674	222	13.3%
Bank owned life insurance	387	350	37	10.6%
Swap fees	72	57	15	26.3%
Other	740	1,354	(614)	-45.3%
Total noninterest income	$7,860	$8,256	$(396)	-4.8%

Total noninterest income for the three months ended March 31, 2025 was $7,860, a decrease of $396, or 4.8%, from $8,256 for the same period of 2024. Other income decreased $614 for the three months ended March 31, 2025, compared to the same period of 2025, mostly related to lower fee revenue from CLF. Net gain on sale of loans and leases decreased $259 for the three months ended March 31, 2025, compared to the same period of 2024, primarily due to lower originations. Net gain (loss) on equity securities increased $112 as a result

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

of the decrease in market value being less in the first quarter of 2025 compared to the same period in 2024 coupled with an increase of $222 in lease revenue and residual income from stronger lease originations.

Noninterest expense for the three-month periods ended March 31, 2025 and 2024 was as follows:

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
Compensation expense	$14,043	$15,457	$(1,414)	-9.1%
Net occupancy expense	1,634	1,368	266	19.4%
Contracted data processing	567	545	22	4.0%
FDIC Assessment	873	484	389	80.4%
State franchise tax	526	485	41	8.5%
Professional services	2,090	1,149	941	81.9%
Equipment expense	2,103	2,535	(432)	-17.0%
ATM/Interchange expense	580	625	(45)	-7.2%
Marketing	296	479	(183)	-38.2%
Amortization of core deposit intangibles	332	391	(59)	-15.1%
Software maintenance expense	1,277	$1,189	88	7.4%
Other	2,805	$2,734	71	2.6%
Total noninterest expense	$27,126	$27,441	$(315)	-1.1%

Total noninterest expense for the three months ended March 31, 2025 was $27,126, a decrease of $315, or 1.1%, from $27,441 reported for the same period of 2024. The decrease in total noninterest expense was primarily due to decreases in compensation expense and equipment expense, mostly offset by increases in professional services and FDIC assessment. The decrease in compensation expense was primarily due to lower employee benefit costs, lower full time equivalent employees ("FTE"), coupled with an increase in the deferral of salaries and wages related to the loan growth in the first three months of 2025. The decrease in equipment expense was mainly due to normal depreciation as well as decreases in expenses related to operating lease contracts. The increase in professional fees was attributable to utilizing consultants to assist in the transitioning of the new core operating system at CLF. The increase in FDIC assessment was due to an increase in the total assessment base resulting from the Company's overall balance sheet growth year-over-year. The average FTEs were 520 at March 31, 2025, a decrease of 19 FTEs over the same period of 2024.

Income tax expense for the three months ended March 31, 2025 totaled $1,772, up $937 compared to the same period of 2024. The effective tax rates for the three-month periods ended March 31, 2025 and 2024 were 14.8% and 11.6%, respectively. The difference between the statutory federal income tax rate and the Company’s effective tax rate is the permanent tax differences, primarily consisting of tax-exempt interest income from municipal investments and loans, low-income housing tax credits, tax-deductible captive insurance premiums and bank owned life insurance income.

Capital Resources

Shareholders’ equity totaled $397,434 at March 31, 2025, compared to $388,502 at December 31, 2024. Shareholders’ equity increased during the first three months of 2025 as a result of net income of $10,168 and an increase in the fair value of securities available-for-sale, net of tax, of $1,408, partially offset by dividends on common shares of $2,632.

All of the Company’s capital ratios exceeded the regulatory minimum guidelines as of March 31, 2025 and December 31, 2024 as identified in the following table:

	Total Risk Based Capital	Tier I Risk Based Capital	CET1 Risk Based Capital	Leverage Ratio
Company Ratios—March 31, 2025	14.5%	11.0%	10.0%	8.7%
Company Ratios—December 31, 2024	13.9%	10.4%	9.5%	8.6%
For Capital Adequacy Purposes	8.0%	6.0%	4.5%	4.0%
To Be Well Capitalized Under Prompt
Corrective Action Provisions	10.0%	8.0%	6.5%	5.0%

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Liquidity

The Company maintains a conservative liquidity position. All securities, with the exception of equity securities, are classified as available-for-sale. Securities, with maturities of one year or less, totaled $8,840, or 1.25% of the total security portfolio, at March 31, 2025. The available-for-sale securities portfolio helps to provide the Company with the ability to meet its funding needs. The Condensed Consolidated Statements of Cash Flows (Unaudited) contained in the Consolidated Financial Statements detail the Company’s cash flows from operating activities resulting from net earnings.

As reported in the Condensed Consolidated Statements of Cash Flows (Unaudited), our cash flows are classified for financial reporting purposes as operating, investing or financing cash flows. Net cash provided by operating activities was $3,612 and $752 for the three months ended March 31, 2025 and 2024, respectively. The primary additions to cash from operating activities are from proceeds from the sale of loans. The primary use of cash from operating activities is from loans originated for sale. Net cash used for investing activities was $21,231 and $34,172 for the three months ended March 31, 2025 and 2024, respectively, principally reflecting our loan and investment security activities. Cash provided by financing activities was $44,920 and $23,324 for the three months ended March 31, 2025 and 2024, respectively. The primary additions in financing activities is the increase in deposits and short-term FHLB advances, partially offset by the payment of common dividends.

Future loan demand of Civista may be funded by increases in deposit accounts, proceeds from payments on existing loans, the maturity of securities, and the sale of securities classified as available-for-sale. Additional sources of funds may also come from borrowing in the Federal Funds market and/or borrowing from the FHLB. Through its correspondent banks, Civista maintains federal funds borrowing lines totaling $50,000. As of March 31, 2025, Civista had total credit availability with the FHLB of $870,985 with standby letters of credit totaling $125,400 and a remaining borrowing capacity of approximately $384,230. In addition, CBI maintains a credit line with a third party lender totaling $10,000. No borrowings were outstanding by CBI under this credit line as of March 31, 2025.

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

Civista Bancshares, Inc.

Quantitative and Qualitative Disclosures About Market Risk

Form 10-Q

(Amounts in thousands, except share data)

Several ways an institution can manage interest-rate risk include selling existing assets or repaying certain liabilities; matching repricing periods for new assets and liabilities, for example, by shortening terms of new loans or securities; and hedging existing assets, liabilities, or anticipated transactions. An institution might also invest in more complex financial instruments intended to hedge or otherwise change interest-rate risk. Interest rate swaps, futures contracts, options on futures, and other such derivative financial instruments often are used for this purpose. Because these instruments are sensitive to interest rate changes, they require management expertise to be effective. The Company has not purchased derivative financial instruments to hedge interest rate risk in the past and does not currently intend to purchase such instruments in the near future. Financial institutions are also subject to prepayment risk in falling rate environments. For example, mortgage loans and other financial assets may be prepaid by a debtor so that the debtor may refinance its obligations at new, lower rates. Prepayments of assets carrying higher rates reduce the Company’s interest income and overall asset yields. A large portion of an institution’s liabilities may be short-term or due on demand, while most of its assets may be invested in long-term loans or securities. Accordingly, the Company seeks to have in place, sources of cash to meet short-term demands. These funds can be obtained by increasing deposits, borrowing, or selling assets. FHLB advances and wholesale borrowings may also be used as important sources of liquidity for the Company.

The following table provides information about the Company’s financial instruments that were sensitive to changes in interest rates as of December 31, 2024 and March 31, 2025, based on certain prepayment and account decay assumptions that management believes are reasonable. The table shows the changes in the Company’s net portfolio value (in amount and percent) that would result from hypothetical interest rate increases of up to 400 basis points from 100 basis points and interest rate decreases of 100 basis points and up to 400 basis points at March 31, 2025 and December 31, 2024.

Net Portfolio Value
	March 31, 2025			December 31, 2024
Change in Rates	Dollar Amount	Dollar Change	Percent Change	Dollar Amount	Dollar Change	Percent Change
+400bp	681,623	51,165	8%	649,236	46,009	8%
+300bp	671,860	41,402	7%	640,723	37,496	6%
+200bp	660,729	30,271	5%	630,945	27,718	5%
+100bp	648,385	17,927	3%	620,021	16,794	3%
Base	630,458	—	0%	603,227	—	0%
-100bp	612,441	(18,017)	(3)%	584,528	(18,699)	(3)%
-200bp	584,558	(45,900)	(7)%	556,163	(47,064)	(8)%
-300bp	569,453	(61,005)	(10)%	530,688	(72,539)	(12)%
-400bp	639,958	9,500	2%	593,087	(10,140)	(2)%

The change in net portfolio value from December 31, 2024 to March 31, 2025, can be attributed to a couple of factors. The yield curve has widened since last year with the short-end shifting down and the long-end shifting upward. Additionally, the volume of assets and funding sources has changed, but the asset mix remains centered on loan and deposits. The volume of loans and deposits has increased, while the volume of short-term FHLB advances and other borrowings has decreased. The volume shifts from the end of the year contributed to an increase in the base net portfolio value. Beyond the change in the base level of net portfolio value, projected movements in rates, up or down, would also lead to changes in market values. The change in the rates up scenarios for the 100, 200, 300 and 400 basis point movements would lead to a slightly larger increase in the market value of liabilities than assets. Accordingly, the Company sees an increase in the net portfolio value. The change in the rates down scenarios for the 100, 200, and 300 basis point movements would lead to a larger decrease in the market value of liabilities than in assets, leading to a decrease in the net portfolio value with the exception of the down 400 basis point which has a higher market value of assets then liabilities.

Civista Bancshares, Inc.

Controls and Procedures

Form 10-Q

(Amounts in thousands, except share data)

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive and our principal financial officers, the Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures as of March 31, 2025, were effective.

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

Civista Bancshares, Inc.

Other Information

Form 10-Q

Part II—Other Information

Item 1. Legal Proceedings

In the ordinary course of their respective businesses, CBI or Civista or their respective properties may be named or otherwise subject as a plaintiff, defendant or other party to various pending and threatened legal proceedings and various actual and potential claims. In view of the inherent difficulty of predicting the outcome of such matters, the Company cannot state what the eventual outcome of any such matters will be. However, based on current knowledge and after consultation with legal counsel, management believes that damages, if any, and other amounts related to pending legal proceedings will not have a material adverse effect on the consolidated financial position, results of operations or liquidity of CBI or Civista.

Item 1A. Risk Factors

There were no material changes during the current period to the risk factors disclosed in "Item 1A. Risk Factors" of Part 1 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2024 except as set forth below:

Significant changes to the size, structure, powers and operations of the federal government, changes to U.S. economic policies, and uncertainties regarding the potential for these changes may cause economic disruptions that could, in turn, adversely impact our business, results of operations and financial condition.

The current U.S. administration has implemented significant changes in federal priorities and has taken steps to change the operations, structure, and policy focus of various federal agencies, as well as regulatory priorities, policy approaches and interpretations of existing laws by those federal agencies. These developments in the federal government may have varying effects on the banking and financial services industry that are difficult to predict, which makes it difficult for us to anticipate and mitigate attendant risks. Compliance with changing federal and regulatory priorities could, among other things, increase the costs of operating our business, reduce the demand for our products and services, impact our ability to achieve our business goals, and increase our legal, operational and reputational risks, any or all of which could materially adversely affect our results of operations.

The current U.S. administration also has implemented rapid shifts in macroeconomic policies, such as those relating to trade restrictions and tariffs, which have created significant uncertainties regarding U.S. economic growth, the potential for recession, and concerns over an increase in inflation. In particular, these economic policies have created significant instability in the trade relationship between the U.S. and various global economies, including tariff escalations. In order to limit the impact of unpredictable U.S. actions, global companies and governments may reduce the use of the U.S. dollar in world trade and financial transactions, which could result in further volatility in the financial markets and U.S. economy. Slow economic growth, economic contraction or recession, or shifts in broader consumer and business trends in the markets we serve would significantly impact our ability to originate loans, the ability of borrowers to repay loans, and the value of the collateral securing loans.

Regional business and economic conditions are a major driver of our results of operations. Difficult conditions in the regional business and economic environment, including those caused by the lack of stability and predictability of U.S. policymaking, may materially adversely affect our operating expenses, the quality of our assets, credit losses, and the demand for our products and services.

Civista Bancshares, Inc.

Other Information

Form 10-Q

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

The following table details repurchases by the Company and purchases by "affiliated purchasers" as defined in Rule 10b-18(a)(3) under the Exchange Act of the Company's common shares during the first quarter ended March 31, 2025.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2025 - January 31, 2025	8,182	$20.39	—	$12,003,223
February 1, 2025 - February 28, 2025	—	$—	—	$12,003,223
March 1, 2025 - March 31, 2025	—	$—	—	$12,003,223
Total	8,182	$20.39	—	$12,003,223

On April 18, 2023, the Company announced a common share repurchase program pursuant to which the Company was authorized to repurchase a maximum aggregate value of $13.5 million of its outstanding common shares through April 25, 2025. An aggregate of $1,496,777 of common shares were repurchased by the Company under this repurchase program through March 31, 2025.

On April 15, 2025, the Company announced a new common share repurchase program pursuant to which the Company is authorized to repurchase a maximum aggregate value of $13.5 million of its outstanding common shares through April 15, 2026.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the quarter ended March 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Civista Bancshares, Inc.

/s/ Dennis G. Shaffer	May 7, 2025
Dennis G. Shaffer	Date
Chief Executive Officer and President

/s/ Ian Whinnem	May 7, 2025
Ian Whinnem	Date
Senior Vice President and Chief Financial Officer