Form 10-Q
period 2025-06-30
CIVISTA BANCSHARES, INC.
filed 2025-08-06
CIK 944745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended - June 30, 2025

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Shares, no par value, outstanding at August 1, 2025—19,312,879 shares

CIVISTA BANCSHARES, INC.

Part I – Financial Information

ITEM 1. Financial Statements

CIVISTA BANCSHARES, INC.

Consolidated Balance Sheets

(In thousands, except share data)

	June 30, 2025
	(Unaudited)	December 31, 2024
ASSETS
Cash and due from financial institutions	$73,858	$63,155
Investments in time deposits	715	1,450
Securities available-for-sale	642,910	648,067
Equity securities	2,318	2,421
Loans held for sale	10,733	665
Loans, net of allowance for credit losses of $40,455 and $39,669	3,110,669	3,041,561
Other securities	36,195	30,352
Premises and equipment, net	42,922	47,166
Accrued interest receivable	14,820	13,453
Goodwill	125,520	125,520
Other intangible assets, net	7,111	7,883
Bank owned life insurance	63,555	62,783
Swap assets	3,130	5,308
Deferred taxes	22,816	21,681
Other assets	28,597	27,004
Total assets	$4,185,869	$4,098,469
LIABILITIES
Deposits
Noninterest-bearing	$647,609	$695,094
Interest-bearing	2,548,598	2,516,776
Total deposits	3,196,207	3,211,870
Short-term Federal Home Loan Bank advances	433,500	339,000
Long-term Federal Home Loan Bank advances	1,103	1,501
Subordinated debentures	104,172	104,089
Other borrowings	5,379	6,293
Swap liabilities	7,030	11,638
Accrued expenses and other liabilities	34,341	35,576
Total liabilities	3,781,732	3,709,967
SHAREHOLDERS’ EQUITY
Common shares, no par value, 40,000,000 shares authorized, 19,389,878 shares issued at June 30, 2025 and 19,340,021 shares issued at December 31, 2024, including Treasury shares	312,589	312,037
Retained earnings	221,321	205,408
Treasury shares, 3,860,536 common shares at June 30, 2025 and 3,852,354 common shares at December 31, 2024, at cost	(75,753)	(75,586)
Accumulated other comprehensive loss	(54,020)	(53,357)
Total shareholders’ equity	404,137	388,502
Total liabilities and shareholders’ equity	$4,185,869	$4,098,469

See notes to interim unaudited consolidated financial statements

CIVISTA BANCSHARES, INC.

Consolidated Statements of Operations (Unaudited)

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Interest and dividend income
Loans, including fees	$49,972	$44,946	$97,618	$89,430
Taxable securities	3,751	3,070	7,306	6,004
Tax-exempt securities	2,338	2,372	4,678	4,747
Deposits in other banks	210	205	402	540
Total interest and dividend income	56,271	50,593	110,004	100,721
Interest expense
Deposits	15,558	15,505	31,274	31,492
Federal Home Loan Bank advances	4,611	6,090	8,549	10,618
Subordinated debentures	1,165	1,247	2,326	2,488
Other borrowings	123	—	268	—
Total interest expense	21,457	22,842	42,417	44,598
Net interest income	34,814	27,751	67,587	56,123
Provision for credit losses - loans	1,171	1,800	2,419	3,842
Provision for (recovery of) credit losses - off-balance sheet credit exposures	(146)	(145)	173	(195)
Net interest income after provision	33,789	26,096	64,995	52,476
Noninterest income
Service charges	1,564	1,488	3,088	2,928
Net gain (loss) on equity securities	(74)	74	(103)	(67)
Net gain on sale of loans and leases	841	888	1,445	1,751
ATM/Interchange fees	1,418	1,416	2,744	2,799
Wealth management fees	1,325	1,337	2,665	2,613
Lease revenue and residual income	525	3,529	2,421	5,203
Bank owned life insurance	386	367	773	717
Swap fees	53	65	125	122
Other	551	1,213	1,291	2,568
Total noninterest income	6,589	10,377	14,449	18,634
Noninterest expense
Compensation expense	15,011	15,740	29,054	31,197
Net occupancy expense	1,419	1,298	3,053	2,666
Contracted data processing	536	559	1,103	1,104
FDIC assessment	689	548	1,562	1,032
State franchise tax	634	479	1,160	964
Professional services	1,798	1,249	3,888	2,398
Equipment expense	1,764	2,434	3,867	4,969
ATM/Interchange expense	683	632	1,263	1,257
Marketing	289	445	585	924
Amortization of core deposit intangibles	338	366	670	757
Software maintenance expense	1,294	1,176	2,571	2,365
Other operating expenses	3,027	3,463	5,832	6,198
Total noninterest expense	27,482	28,389	54,608	55,831
Income before taxes	12,896	8,084	24,836	15,279
Income tax expense	1,881	1,020	3,653	1,855
Net Income	$11,015	$7,064	$21,183	$13,424
Earnings per common share, basic	$0.71	$0.45	$1.37	$0.85
Earnings per common share, diluted	$0.71	$0.45	$1.37	$0.85

See notes to interim unaudited consolidated financial statements

CIVISTA BANCSHARES, INC.

Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net income	$11,015	$7,064	$21,183	$13,424
Other comprehensive income (loss):
Unrealized holding gains (losses) on available-for-sale securities	(2,629)	(712)	(1,061)	(8,611)
Tax effect	558	136	186	1,808
Reclassification of gains recognized in net income	—	—	—	—
Tax effect	—	—	—	—
Pension liability adjustment	—	—	268	—
Tax effect	—	—	(56)	—
Total other comprehensive income (loss)	(2,071)	(576)	(663)	(6,803)
Comprehensive income	$8,944	$6,488	$20,520	$6,621

See notes to interim unaudited consolidated financial statements

CIVISTA BANCSHARES, INC.

Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)

(In thousands, except share data)

	Common Shares				Accumulated Other	Total
	Outstanding Shares	Amount	Retained Earnings	Treasury Shares	Comprehensive Loss	Shareholders’ Equity
Balance, March 31, 2025	15,519,072	$312,192	$212,944	$(75,753)	$(51,949)	$397,434
Net Income	—	—	11,015	—	—	11,015
Other comprehensive loss	—	—	—	—	(2,071)	(2,071)
Stock-based compensation	10,270	397	—	—	—	397
Common stock dividends ($0.17 per share)	—	—	(2,638)	—	—	(2,638)
Purchase of common stock	—	—	—	—	—	—
Balance, June 30, 2025	15,529,342	$312,589	$221,321	$(75,753)	$(54,020)	$404,137

	Common Shares				Accumulated Other	Total
	Outstanding Shares	Amount	Retained Earnings	Treasury Shares	Comprehensive Loss	Shareholders’ Equity
Balance, March 31, 2024	15,727,013	$311,352	$187,638	$(75,574)	$(53,757)	$369,659
Net Income	—	—	7,064	—	—	7,064
Other comprehensive loss	—	—	—	—	(576)	(576)
Stock-based compensation	10,209	177	—	—	—	177
Common stock dividends ($0.16 per share)	—	—	(2,516)	—	—	(2,516)
Purchase of common stock	—	—	—	—	—	—
Balance, June 30, 2024	15,737,222	$311,529	$192,186	$(75,574)	$(54,333)	$373,808

See notes to interim unaudited consolidated financial statements

	Common Shares				Accumulated Other	Total
	Outstanding Shares	Amount	Retained Earnings	Treasury Shares	Comprehensive Loss	Shareholders’ Equity
Balance, December 31, 2024	15,487,667	$312,037	$205,408	$(75,586)	$(53,357)	$388,502
Net Income	—	—	21,183	—	—	21,183
Other comprehensive loss	—	—	—	—	(663)	(663)
Stock-based compensation	49,857	552	—	—	—	552
Common stock dividends ($0.34 per share)	—	—	(5,270)	—	—	(5,270)
Purchase of common stock	(8,182)	—	—	(167)	—	(167)
Balance, June 30, 2025	15,529,342	$312,589	$221,321	$(75,753)	$(54,020)	$404,137

	Common Shares				Accumulated Other	Total
	Outstanding Shares	Amount	Retained Earnings	Treasury Shares	Comprehensive Loss	Shareholders’ Equity
Balance, December 31, 2023	15,695,424	$311,166	$183,788	$(75,422)	$(47,530)	$372,002
Net Income	—	—	13,424	—	—	13,424
Other comprehensive loss	—	—	—	—	(6,803)	(6,803)
Stock-based compensation	50,060	363	—	—	—	363
Common stock dividends ($0.32 per share)	—	—	(5,026)	—	—	(5,026)
Purchase of common stock	(8,262)	—	—	(152)	—	(152)
Balance, June 30, 2024	15,737,222	$311,529	$192,186	$(75,574)	$(54,333)	$373,808

See notes to interim unaudited consolidated financial statements

CIVISTA BANCSHARES, INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Six Months Ended June 30,
	2025	2024
Net cash provided by operating activities	$14,693	$12,945
Cash flows used for investing activities:
Maturities, paydowns, calls and purchases of investments in time securities	735	(225)
Maturities, paydowns and calls of securities, available-for-sale	50,133	9,532
Purchases of securities, available-for-sale	(46,076)	(10,376)
Purchase of other securities	(9,767)	(9,492)
Redemption of other securities	3,924	1,875
Purchase of bank owned life insurance	—	(1,315)
Net change in loans	(75,559)	(154,320)
Proceeds from sale of premises and equipment	913	—
Net Purchases of premises and equipment	(381)	74
Net cash used for investing activities	(76,078)	(164,247)
Cash flows from financing activities:
Repayment of long-term FHLB advances	(398)	(551)
Net change in short-term FHLB advances	94,500	162,500
Repayment of other borrowings	(914)	(2,703)
Decrease in deposits	(15,663)	(7,412)
Purchase of treasury shares	(167)	(152)
Common dividends paid	(5,270)	(5,026)
Net cash provided by financing activities	72,088	146,656
Increase in cash and cash equivalents	10,703	(4,646)
Cash and cash equivalents at beginning of period	63,155	60,406
Cash and cash equivalents at end of period	$73,858	$55,760
Cash paid during the period for:
Interest	$43,399	$40,852
Income taxes	4,787	1,357
Supplemental cash flow information:
Transfer of loans from portfolio to other real estate owned	209	—
Change in fair value of swap asset	(4,608)	(2,064)
Change in fair value of swap liability	4,608	2,064

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

FCIA is wholly-owned by CBI and was formed to allow CBI and its subsidiaries to participate in commission revenue generated through CBI's third-party insurance agreement. FCIA revenue was less than 1% of total revenue for each of the quarters ended June 30, 2025 and 2024. WSP is wholly-owned by CBI and was formed to hold properties repossessed by CBI subsidiaries. WSP revenue was less than 1% of total revenue for each of the quarters ended June 30, 2025 and 2024. CRMI is a captive insurance company that is wholly-owned by CBI and was formed in 2017 to provide property and casualty insurance coverage to CBI and its subsidiaries for which insurance may not be currently available or economically feasible in the insurance marketplace. CRMI revenue was less than 1% of total revenue for each of the quarters ended June 30, 2025 and 2024. FCI is wholly-owned by Civista and holds and manages its securities portfolio. The operations of FCI are located in Wilmington, Delaware.

The accompanying Unaudited Consolidated Financial Statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company’s financial position as of June 30, 2025 and its results of operations and changes in cash flows for the periods ended June 30, 2025 and 2024 have been made. The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the operating results for the full year. Reference is made to the accounting policies of the Company described in the notes to the audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024. The Company has consistently followed these policies in preparing this Quarterly Report on Form 10-Q.

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

Revisions: The Company has voluntarily revised amounts reported in a previously issued financial statement to correct two immaterial errors. Certain prior year amounts have been reclassified between non-interest income and non-interest expense for the first and second quarters of 2024 and the six months ended June 30, 2024, to correct the presentation of certain intercompany amounts as well as revising cash paid for interest in the supplemental section of the Consolidated Statement of Cash Flows. These revisions had no impact to the Company's net income.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

Recently Adopted and Newly Issued but Not Yet Effective Accounting Standards:

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this ASU require that public business entities on an annual basis (a) disclose specific categories in the rate reconciliation and (b) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5% of the amount computed by multiplying pretax income or loss by the applicable statutory income tax rate). The amendments in this ASU also require that all entities disclose on an annual basis the amount of income taxes paid (net of refunds received) disaggregated by federal (national), state, and foreign taxes, and the amount of income taxes paid (net of refunds received) disaggregated by individual jurisdictions in which income taxes paid (net of refunds received) is equal to or greater than 5% of total income taxes paid (net of refunds received). The amendments require that all entities disclose income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign and income tax expense (or benefit) from continuing operations disaggregated by federal (national), state, and foreign. ASU 2023-09 is effective for public business entities for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The amendments should be applied on a prospective basis. Retrospective application is permitted. The impact of ASU 2023-09 is not expected to be material to the Company's Consolidated Financial Statements.

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

In November 2024, the FASB issued ASU 2024-03: Income Statement-Reporting Comprehensive Income Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. This ASU does not change the expense captions an entity presents on the face its income statement ASU 2024-03 can be applied prospectively, and it is effective for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption and retrospective applications are permitted. The Company is currently evaluating the impact of ASU 2024-03 on its Consolidated Financial Statements.

In May 2025, the FASB issued ASU 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity ("VIE"). The ASU revises the guidance in ASC 805 to clarify that,

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

in determining the accounting acquirer in "a business combination that is effected primarily by exchanging equity interests in which a VIE is acquired," an entity would be required to consider the factors in ASC 805-10-55-12 through 55-15. Previously, the accounting acquirer in such transactions was always the primary beneficiary. The amendments in this ASU are effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal reporting periods. Early adoption is permitted as of the beginning of an interim or fiscal reporting period. The Company is currently evaluating the impact of ASU 2025-03, but is not expected to have a material impact on its Consolidated Financial Statements.

(3) Securities

The amortized cost and fair market value of available-for-sale securities and the related gross unrealized gains and losses recognized were as follows:

June 30, 2025	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities and obligations of U.S. government agencies	$66,118	$258	$(2,055)	$64,321
Obligations of states and political subdivisions	349,270	119	(33,054)	316,335
Mortgage-backed securities in government sponsored entities	290,574	445	(28,765)	262,254
Total debt securities (1)	$705,962	$822	$(63,874)	$642,910

December 31, 2024	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities and obligations of U.S. government agencies	$100,378	$303	$(3,294)	$97,387
Obligations of states and political subdivisions	351,635	482	(26,998)	325,119
Mortgage-backed securities in government sponsored entities	258,045	97	(32,581)	225,561
Total debt securities (1)	$710,058	$882	$(62,873)	$648,067

(1) Excludes accrued interest receivable on securities of $4,358 and $4,351 at June 30, 2025 and December 31, 2024, respectively, that is recorded in Other assets on the consolidated balance sheets.

The amortized cost and fair value of debt securities at June 30, 2025, by contractual maturity, is shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

Available for sale	Amortized Cost	Fair Value
Due in one year or less	$29,072	$28,481
Due after one year through five years	64,212	61,340
Due after five years through ten years	50,092	49,361
Due after ten years	272,012	241,474
Mortgage-backed securities	290,574	262,254
Total securities available-for-sale	$705,962	$642,910

There were no proceeds from sales of debt securities available-for-sale, gross realized gains or gross realized losses for the three and six months ended June 30, 2025 or June 30, 2024.

Securities are pledged by the Company from time to time to secure public deposits, other deposits and liabilities as required by law. The carrying value of pledged securities was approximately $213,729 and $206,600 as of June 30, 2025 and December 31, 2024, respectively.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following tables show the fair value and gross unrealized losses, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2025 and December 31, 2024:

June 30, 2025	12 Months or less		More than 12 months		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury securities and obligations of U.S. government agencies	$3,018	$(7)	$53,495	$(2,048)	$56,513	$(2,055)
Obligations of states and political subdivisions	118,939	(2,610)	174,257	(30,444)	293,196	(33,054)
Mortgage-backed securities in gov’t sponsored entities	44,762	(539)	181,551	(28,226)	226,313	(28,765)
Total	$166,719	$(3,156)	$409,303	$(60,718)	$576,022	$(63,874)

December 31, 2024	12 Months or less		More than 12 months		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury securities and obligations of U.S. government agencies	$32,388	$(51)	$55,000	$(3,243)	$87,388	$(3,294)
Obligations of states and political subdivisions	98,965	(806)	173,668	(26,192)	272,633	(26,998)
Mortgage-backed securities in gov’t sponsored entities	28,322	(329)	186,173	(32,252)	214,495	(32,581)
Total	$159,675	$(1,186)	$414,841	$(61,687)	$574,516	$(62,873)

At June 30, 2025, there were a total of 511 securities in the portfolio with unrealized losses mainly due to higher current market rates when compared to the time of purchase. At December 31, 2024, the Company owned 508 securities that were in an unrealized loss position. The unrealized losses on securities have not been recognized into income because the issuers’ securities are of high credit quality, management has the intent and ability to hold these securities for the foreseeable future, and the decline in fair value is largely due to currently higher market rates when compared to the time of purchase. The fair value is expected to recover as the securities approach their maturity date or reset date. The Company does not intend to sell until recovery and does not believe selling will be required before recovery.

Each quarter, we perform an analysis to determine if any of the unrealized losses on securities available-for-sale are comprised of credit losses as compared to unrealized losses due to market interest rate adjustments. Our assessment includes a review of the unrealized loss for each security issuance held; the financial condition and near-term prospects of the issuer, including external credit ratings and recent downgrades; and our ability and intent to hold the security for a period of time sufficient for a recovery in value. We also consider the extent to which the securities are issued by the federal government or its agencies, and any guarantee of issued amounts by those agencies. The portfolio continues to consist of a mix of fixed and floating-rate, high quality securities, largely rated AA (or better), displaying an overall effective duration of approximately 3.0 years. No credit losses were determined to be present as of June 30, 2025, as there was no credit quality deterioration noted. Therefore, no provision for credit losses on securities was recognized for the second quarter of 2025.

The following table presents the net gains and losses on equity investments recognized in earnings for the three- and six- months ended June 30, 2025 and 2024 and the portion of unrealized gains and losses for the period that relates to equity investments held at June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net gains (losses) recognized on equity securities during the period	$(74)	$74	$(103)	$(67)
Less: Net gains (losses) realized on the sale of equity securities during the period	—	—	—	—
Unrealized gains (losses) recognized on equity securities held at reporting date	$(74)	$74	$(103)	$(67)

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

Equity securities consisting of investments in other financial institutions totaled $2.3 million as of June 30, 2025 and $2.4 million as of December 31, 2024.

Stock of the Federal Home Loan Bank of Chicago (“FHLBC”), the Federal Reserve Bank of Cleveland (“FRBC”), United Bankers' Bancorp, Farmer Mac and Norwalk Community Development Corp are included as Other securities on the Company's Consolidated Balance Sheet. FHLBC stock was recorded at $24.4 million at June 30, 2025 and $18.5 million at December 31, 2024. FRBC stock was recorded at $11.5 million at both June 30, 2025 and December 31, 2024. United Bankers' Bancorp stock was recorded at $225 at June 30, 2025 and December 31, 2024. Farmer Mac stock was recorded at $42 at both June 30, 2025 and December 31, 2024. Norwalk Community Development Corp stock was recorded at $2 at both June 30, 2025 and December 31, 2024. Other securities are carried at cost, classified as restricted securities, and periodically evaluated for impairment based on ultimate recovery of par value.

(4) Loans

Loan balances were as follows:

	June 30, 2025	December 31, 2024
Commercial & Agriculture	$338,598	$328,488
Commercial Real Estate- Owner Occupied	378,248	374,367
Commercial Real Estate- Non-Owner Occupied	1,263,612	1,225,991
Residential Real Estate	815,408	763,869
Real Estate Construction	277,643	305,992
Farm Real Estate	23,866	23,035
Lease Financing Receivables	42,758	46,900
Consumer and Other	10,991	12,588
Total loans	3,151,124	3,081,230
Allowance for credit losses	(40,455)	(39,669)
Net loans	$3,110,669	$3,041,561

Included in total loans above are net deferred loan fees of $1,343 and $2,686 at June 30, 2025 and December 31, 2024, respectively.

The Company elected to exclude accrued interest receivable from the amortized cost basis of loans disclosed in this Note 4 and in Note 5 (Allowance for Credit Losses). As of June 30, 2025 and December 31, 2024, accrued interest receivable on loans totaled $10,444 and $9,077, respectively, and is included in the accrued interest receivable line item on the Company's Consolidated Balance Sheet.

Lease financing receivables consist of sales-type and direct financing leases for equipment, with terms typically ranging from two to six years. On direct financing leases, the Company obtains third-party residual value guarantees to reduce its residual asset risk. The net investment in direct financing and sales-type leases was comprised of the following as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
Minimum lease payments receivable	$47,950	$53,284
Unguaranteed residual assets	803	1,286
Unamortized direct costs	6	—
Unearned income	(6,001)	(7,670)
Total net investment in direct financing and sales-type leases	$42,758	$46,900

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

(5) Allowance for Credit Losses

The following table presents, by portfolio segment, the changes in the allowance for credit losses ("ACL") for the three and six months ended June 30, 2025 and 2024.

Allowance for credit losses:

For the three months ended June 30, 2025	Beginning balance	Charge-offs	Recoveries	Provision	Ending Balance
Commercial & Agriculture	$6,194	$(363)	$44	$182	$6,057
Commercial Real Estate:
Owner Occupied	4,466	—	—	146	4,612
Non-Owner Occupied	11,412	(550)	3	456	11,321
Residential Real Estate	12,455	(115)	23	712	13,075
Real Estate Construction	4,017	—	—	(322)	3,695
Farm Real Estate	264	—	—	41	305
Lease Financing Receivables	1,277	(62)	17	(18)	1,214
Consumer and Other	199	(2)	5	(26)	176
Total	$40,284	$(1,092)	$92	$1,171	$40,455

For the six months ended June 30, 2025	Beginning balance	Charge-offs	Recoveries	Provision	Ending Balance
Commercial & Agriculture	$6,586	$(435)	$335	$(429)	$6,057
Commercial Real Estate:
Owner Occupied	4,327	—	—	285	4,612
Non-Owner Occupied	11,404	(1,350)	3	1,264	11,321
Residential Real Estate	11,866	(115)	42	1,282	13,075
Real Estate Construction	3,708	—	—	(13)	3,695
Farm Real Estate	226	—	—	79	305
Lease Financing Receivables	1,361	(152)	42	(37)	1,214
Consumer and Other	191	(16)	13	(12)	176
Total	$39,669	$(2,068)	$435	$2,419	$40,455

For the three and six months ended June 30, 2025, the Company provided $1,171 and $2,419 to the allowance for credit losses, as compared to a provision of $1,800 and $3,842 for the three and six months ended June 30, 2024. The Company experienced an increase in the allowance for credit losses as required by our current expected credit loss ("CECL") model due to quantitative factors representing an increase in the forecasted unemployment rate, and increase in forecasted probability of default and lower prepayment speeds as well as loan growth during the period. Lower provisions were primarily attributable to the commercial and agriculture portfolio experiencing a decrease in specific reserves primarily related to one client that made a large paydown during the six months ended June 30, 2025.

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

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

Based on the most recent analysis performed, the risk category of loans at June 30, 2025, and year-to-date gross charge-offs as of June 30, 2025, by type and year of originations, was as follows:

	Term Loans Amortized Cost Basis by Origination Year

							Revolving
	2025	2024	2023	2022	2021	Prior	Loans	Total
Commercial & Agriculture
Pass	$31,261	$65,853	$44,952	$28,968	$24,654	$17,364	$96,587	$309,639
Special Mention	500	—	887	1,419	2,996	1,055	8,642	15,499
Substandard	140	4,795	2,312	783	13	—	3,863	11,906
Doubtful	—	—	—	—	—	—	1,554	1,554
Total Commercial & Agriculture	$31,901	$70,648	$48,151	$31,170	$27,663	$18,419	$110,646	$338,598
Commercial & Agriculture:
Current-period gross charge-offs	$—	$—	$383	$42	$10	$—	$—	$435

Commercial Real Estate - Owner Occupied
Pass	$16,950	$33,880	$42,135	$70,986	$56,113	$132,537	$7,825	$360,426
Special Mention	—	—	1,834	1,740	4,731	2,157	—	10,462
Substandard	—	—	1,595	1,462	—	3,119	1,184	7,360
Doubtful	—	—	—	—	—	—	—	—
Total Commercial Real Estate - Owner Occupied	$16,950	$33,880	$45,564	$74,188	$60,844	$137,813	$9,009	$378,248
Commercial Real Estate - Owner Occupied:
Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial Real Estate - Non-Owner Occupied
Pass	$25,389	$73,854	$259,495	$322,316	$152,920	$371,860	$29,326	$1,235,160
Special Mention	—	—	—	1,543	9,214	11,022	—	21,779
Substandard	—	—	—	—	—	6,189	—	6,189
Doubtful	—	—	—	—	—	484	—	484
Total Commercial Real Estate - Non-Owner Occupied	$25,389	$73,854	$259,495	$323,859	$162,134	$389,555	$29,326	$1,263,612
Commercial Real Estate - Non-Owner Occupied:
Current-period gross charge-offs	$—	$—	$—	$—	$800	$550	$—	$1,350

Residential Real Estate
Pass	$35,927	$126,116	$123,579	$108,458	$86,527	$144,592	$181,494	$806,693
Special Mention	—	64	—	—	564	319	349	1,296
Substandard	—	—	212	1,611	650	2,325	997	5,795
Doubtful	—	1,056	—	—	—	—	568	1,624
Total Residential Real Estate	$35,927	$127,236	$123,791	$110,069	$87,741	$147,236	$183,408	$815,408
Residential Real Estate:
Current-period gross charge-offs	$—	$—	$—	$40	$39	$36	$—	$115

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

							Revolving
	2025	2024	2023	2022	2021	Prior	Loans	Total
Real Estate Construction
Pass	$42,809	$81,808	$97,971	$27,290	$4,478	$8,075	$9,414	$271,845
Special Mention	—	—	—	5,000	51	—	—	5,051
Substandard	—	—	747	—	—	—	—	747
Doubtful	—	—	—	—	—	—	—	—
Total Real Estate Construction	$42,809	$81,808	$98,718	$32,290	$4,529	$8,075	$9,414	$277,643
Real Estate Construction:
Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Farm Real Estate
Pass	$1,393	$372	$2,089	$477	$2,058	$14,838	$1,611	$22,838
Special Mention	—	—	—	368	—	158	502	1,028
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total Farm Real Estate	$1,393	$372	$2,089	$845	$2,058	$14,996	$2,113	$23,866
Farm Real Estate:
Current-period charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Lease Financing Receivables
Pass	$7,278	$12,881	$13,423	$4,800	$1,013	$298	$—	39,693
Special Mention	—	605	—	75	—	—	—	680
Substandard	51	1,257	535	538	—	4	—	2,385
Doubtful	—	—	-	—	—	—	—	—
Total Lease Financing Receivables	$7,329	$14,743	$13,958	$5,413	$1,013	$302	$—	$42,758
Lease Financing Receivables:
Current-period charge-offs	$—	$—	$—	$152	$—	$—	$—	$152

Consumer and Other
Pass	$1,455	$1,624	$2,903	$1,694	$1,255	$548	$1,482	$10,961
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	17	13	—	—	30
Doubtful	—	—	—	—	—	—	—	—
Total Consumer and Other	$1,455	$1,624	$2,903	$1,711	$1,268	$548	$1,482	$10,991
Consumer and Other:
Current-period charge-offs	$—	$—	$5	$5	$5	$1	$—	$16
Total Loans	$163,153	$404,165	$594,669	$579,545	$347,250	$716,944	$345,398	$3,151,124
Total Loans:
Current-period charge-offs	$—	$—	$388	$239	$854	$587	$—	$2,068

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The risk category of loans at December 31, 2024, and year-to-date gross charge-offs as of December 31, 2024, by type and year of originations, was as follows:

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

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following tables include an aging analysis of the recorded investment in past due loans outstanding as of June 30, 2025 and December 31, 2024.

June 30, 2025	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans	Past Due 90 Days and Accruing
Commercial & Agriculture	$114	$—	$1,639	$1,753	$336,845	338,598	$98
Commercial Real Estate:
Owner Occupied	1,231	—	7	1,238	377,010	378,248	—
Non-Owner Occupied	—	—	484	484	1,263,128	1,263,612	—
Residential Real Estate	426	1,262	1,602	3,290	812,118	815,408	—
Real Estate Construction	—	—	—	—	277,643	277,643	—
Farm Real Estate	—	—	—	—	23,866	23,866	—
Lease Financing Receivables	255	—	924	1,179	41,579	42,758	125
Consumer and Other	69	—	20	89	10,902	10,991	—
Total	$2,095	$1,262	$4,676	$8,033	$3,143,091	$3,151,124	$223

December 31, 2024	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans	Past Due 90 Days and Accruing
Commercial & Agriculture	$825	$114	$1,374	$2,313	$326,175	$328,488	$—
Commercial Real Estate:
Owner Occupied	—	—	225	225	374,142	374,367	225
Non-Owner Occupied	69	8,000	2,514	10,583	1,215,408	1,225,991	—
Residential Real Estate	5,504	1,634	2,273	9,411	754,458	763,869	—
Real Estate Construction	—	—	—	—	305,992	305,992	—
Farm Real Estate	—	—	—	—	23,035	23,035	—
Lease Financing Receivables	575	351	909	1,835	45,065	46,900	—
Consumer and Other	181	37	3	221	12,367	12,588	—
Total	$7,154	$10,136	$7,298	$24,588	$3,056,642	$3,081,230	$225

The following table presents loans on nonaccrual status as of June 30, 2025.

June 30, 2025	Nonaccrual loans with a related ACL	Nonaccrual loans without a related ACL	Total Nonaccrual loans
Commercial & Agriculture	$9,986	$1,937	$11,923
Commercial Real Estate:
Owner Occupied	7	2,903	2,910
Non-Owner Occupied	545	—	545
Residential Real Estate	4,911	1,624	6,535
Real Estate Construction	—	—	—
Farm Real Estate	—	—	—
Lease Financing Receivables	799	—	799
Consumer and Other	30	—	30
Total	$16,278	$6,464	$22,742

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

Modifications to Borrowers Experiencing Financial Difficulty: There was one loan modified to a borrower experiencing financial difficulty during the three and six months ended June 30, 2025. There were no loans modified during the three and six months ended June 30, 2024. The allowance for credit losses incorporates an estimate of lifetime expected credit losses and is recorded on each loan upon loan origination or acquisition. The starting point for the estimate of the allowance for credit losses is historical loss information, which includes losses from modifications of loans to borrowers experiencing financial difficulty. The Company uses probability of default/loss given default, discounted cash flows or remaining life method to determine the allowance for credit losses. An assessment of whether a borrower is experiencing financial difficulty is made on the date of a modification. Because the effect of most modifications made to borrowers experiencing financial difficulty is already included in the allowance for credit losses because of the measurement methodologies used to estimate the allowance, a change to the allowance for credit losses is generally not recorded upon modification.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following table shows the amortized cost basis at the end of the reporting period of the loans modified to borrowers experiencing financial difficulty, disaggregated by loan category and type of modification granted during the six months ended June 30, 2025. The percentage of the amortized cost basis of loans that were modified to borrowers experiencing financial difficulty as compared to the amortized cost basis of each class of loan category is also presented below:

Loans Modifications Made to Borrowers Experiencing Financial Difficulty
June 30, 2025
(Dollars in Thousands)
	Term Extension		Payment Deferral
Loan Type	Amortized Cost Basis	Percent of total loans by category	Amortized Cost Basis	Percent of total loans by category
Commercial & Agriculture	$7	0.00%	$—	—
Commercial Real Estate:
Owner Occupied	—	—	—	—
Non-Owner Occupied	—	—	—	—
Residential Real Estate	—	—	—	—
Real Estate Construction	—	—	—	—
Farm Real Estate	—	—	—	—
Leasing Financing Receivables	—	—	—	—
Consumer and Other	—	—	—	—
Total Loan Modifications	$7		$—

Upon the Company's determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is written off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount. The Company closely monitors the performance of the loans that were modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. There were no modification loans that had a payment default during the three and six months ended June 30, 2025 and June 30, 2024, and were modified during the twelve months prior to that default to borrowers experiencing financial difficulty.

The following table presents the payment status of the loans that were modified to borrowers experiencing financial difficulties in the last twelve months ended June 30, 2025.

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Non-Accrual
Commercial & Agriculture	$—	$—	$7	$7	$7,559	$7,566
Commercial Real Estate:
Owner Occupied	—	—	—	—	—	—
Non-Owner Occupied	—	—	484	484	—	484
Residential Real Estate	—	—	—	—	—	—
Real Estate Construction	—	—	—	—	—	—
Farm Real Estate	—	—	—	—	—	—
Lease Financing Receivables	—	—	—	—	—	—
Consumer and Other	—	—	—	—	—	—
Total	$—	$—	$491	$491	$7,559	$8,050

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

The following table presents the amortized cost basis of collateral dependent loans, which are individually evaluated to determine expected credit losses, and the related allowance for credit losses allocated to these loans as of June 30, 2025 and December 31, 2024.

June 30, 2025	Real Estate	Other	Allowance for Credit Losses
Commercial & Agriculture	$—	$3,242	$308
Commercial Real Estate:
Owner Occupied	2,903	—	—
Non-Owner Occupied	484	—	—
Residential Real Estate	1,624	—	—
Real Estate Construction	—	—	—
Farm Real Estate	—	—	—
Lease Financing Receivables	—	—	—
Consumer and Other	—	—	—
Total	$5,011	$3,242	$308

December 31, 2024	Real Estate	Other	Allowance for Credit Losses
Commercial & Agriculture	$—	$8,179	$1,679
Commercial Real Estate:
Owner Occupied	—	—	—
Non-Owner Occupied	10,514	—	674
Residential Real Estate	2,131	—	—
Real Estate Construction	—	—	—
Farm Real Estate	—	—	—
Lease Financing Receivables	—	665	6
Consumer and Other	—	—	—
Total	$12,645	$8,844	$2,359

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

Foreclosed Assets Held For Sale

Foreclosed assets acquired in settlement of loans are carried at fair value less estimated costs to sell and are included in Other assets on the Consolidated Balance Sheets. As of June 30, 2025 and December 31, 2024, the Company had initiated formal foreclosure procedures on $906 and $669, respectively, of Residential Real Estate loans.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

Allowance for Credit Losses on Off-Balance-Sheet Credit Exposures

The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk from a contractual obligation to extend credit, such as a loan commitment, credit line, letter of credit, or overdraft protection. The allowance for credit losses on off-balance-sheet credit exposures is adjusted as a provision for credit loss expense recognized within provision for credit losses on the Consolidated Statements of Operations. The estimated credit loss includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. The estimate of expected credit loss is based on the historical loss rate for the loan class in which the loan commitments would be classified as if funded.

The following table lists the allowance for credit losses on off-balance sheet credit exposures as of the three and six months ended June 30, 2025 and June 30, 2024:

	Three Months Ended
	June 30,
	2025	2024
Beginning of Period	$3,699	3,851
Provision for (recovery of)	(146)	(145)
End of Period	$3,553	$3,706

	Six months Ended
	June 30,
	2025	2024
Beginning of Period	$3,380	3,901
Provision for (recovery of)	173	(195)
End of Period	$3,553	$3,706

(6) Accumulated Other Comprehensive Income (Loss)

The following tables present the changes in each component of accumulated other comprehensive income (loss), net of tax for the three- and six-month periods ended June 30, 2025 and June 30, 2024.

	For the Three-Month Period Ended			For the Three-Month Period Ended
	June 30, 2025(a)			June 30, 2024(a)
	Unrealized Gains and (Losses) on Available-for- Sale Securities (a)	Defined Benefit Pension Items (a)	Total (a)	Unrealized Gains and (Losses) on Available-for- Sale Securities (a)	Defined Benefit Pension Items (a)	Total (a)
Beginning balance	$(47,655)	$(4,294)	$(51,949)	$(49,251)	$(4,506)	$(53,757)
Other comprehensive loss before reclassifications	(2,071)	—	(2,071)	(576)	—	(576)
Net current-period other comprehensive loss	(2,071)	—	(2,071)	(576)	—	(576)
Ending balance	$(49,726)	$(4,294)	$(54,020)	$(49,827)	$(4,506)	$(54,333)

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

	For the Six-Month Period Ended			For the Six-Month Period Ended
	June 30, 2025(a)			June 30, 2024(a)
	Unrealized Gains and (Losses) on Available-for- Sale Securities (a)	Defined Benefit Pension Items (a)	Total (a)	Unrealized Gains and (Losses) on Available-for- Sale Securities (a)	Defined Benefit Pension Items (a)	Total (a)
Beginning balance	$(48,851)	$(4,506)	$(53,357)	$(43,024)	$(4,506)	$(47,530)
Other comprehensive income (loss) before reclassifications	(875)	212	(663)	(6,803)	—	(6,803)
Net current-period other comprehensive income (loss)	(875)	212	(663)	(6,803)	—	(6,803)
Ending balance	$(49,726)	$(4,294)	$(54,020)	$(49,827)	$(4,506)	$(54,333)

(a)
Amounts in parentheses indicate debits on the Consolidated Balance Sheets.

There were no amounts reclassified out of any component of accumulated other comprehensive income (loss) for the three- and six- month periods ended June 30, 2025 and June 30, 2024.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

(7) Goodwill and Intangible Assets

The carrying amount of goodwill was $125,520 at both June 30, 2025 and December 31, 2024.

Acquired intangible assets, other than goodwill, as of June 30, 2025 and December 31, 2024 were as follows:

	June 30, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Core deposit intangibles	$12,668	$8,332	$4,336	12,668	7,662	$5,006
Total amortized intangible assets	$12,668	$8,332	$4,336	$12,668	$7,662	$5,006

Aggregate core deposit intangible amortization expense was $338 and $366, for the three months ended June 30, 2025 and 2024, respectively. Aggregate core deposit intangible amortization expense was $670 and $757, for the six months ended June 30, 2025 and 2024, respectively.

Activity for mortgage servicing rights ("MSRs") for the three and six months ended June 30, 2025 and June 30, 2024 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Mortgage Servicing Rights:
Balance at Beginning of Period	$2,832	$2,999	$2,877	$3,018
Additions	24	59	48	109
Additions from acquisition	—	—	—	—
Disposals	—	—	—	—
Amortized to expense	(81)	(84)	(150)	(153)
Other charges	—	—	—	—
Change in valuation allowance	—	—	—	—
Balance at End of Period	$2,775	$2,974	$2,775	$2,974

There was no valuation allowance for the three and six months ended June 30, 2025 and June 30, 2024.

Estimated amortization expense for each of the next five years and thereafter is as follows:

	MSRs	Core deposit intangibles	Total
2025 (1)	$81	$635	$716
2026	160	1,193	1,353
2027	157	1,071	1,228
2028	151	793	944
2029	148	282	430
Thereafter	2,078	362	2,440
	$2,775	$4,336	$7,111

(1) 2025 includes six months of amortization expense for the period from July 1, 2025 through December 31, 2025.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

(8) Short-Term and Other Borrowings

Short-term borrowings, which consist of federal funds purchased and short-term FHLB advances, are summarized as follows:

	June 30, 2025	December 31, 2024
	Short-term Borrowings	Short-term Borrowings
Fed Funds Purchased	$—	$—
FHLB Advances:
Overnight advances	$433,500	$339,000
Interest rate on balance	4.42%	4.42%
Total Short-term FHLB Advances	$433,500	$339,000

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	Short-term Borrowings	Short-term Borrowings	Short-term Borrowings	Short-term Borrowings
Maximum indebtedness	$465,000	$501,500	$465,000	$501,500
Rate	4.44%	5.48%	4.44%	5.48%
End of period balance	$433,500	$500,500	$433,500	$500,500
Rate	4.42%	5.43%	4.42%	5.43%
Average balance	412,545	440,670	384,224	384,679
Rate	4.42%	5.46%	4.42%	5.45%

Average balance during the period represents daily averages. Average rate paid represents interest expense divided by the related average balances.

The following table summarizes the Company's subordinated debentures at June 30, 2025 and December 31, 2024.

	June 30, 2025	December 31, 2024
	Subordinated Debentures	Subordinated Debentures
Subordinated Debentures:
First Citizens Statutory Trust II	$7,732	$7,732
First Citizens Statutory Trust III	12,887	12,887
First Citizens Statutory Trust IV	5,155	5,155
Futura TPF Trust I	2,578	2,578
Futura TPF Trust II	1,997	1,997
Long-Term Subordinated Debentures, net of unamortized debt issuance costs	73,823	73,740
Total Subordinated Debentures	$104,172	$104,089

Other borrowings, which consists of secured borrowings from other institutions for the right to participate in the future payments of specific leases originated by the CLF division of Civista, totaled $5,379 and $6,293 at June 30, 2025 and December 31, 2024, respectively. The weighted average rate on these borrowings was 7.74% and 6.72% at June 30, 2025 and December 31, 2024, respectively. The weighted average life was 24 months and 30 months at June 30, 2025 and December 31, 2024, respectively.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

(9) Earnings per Common Share

The Company has granted restricted stock awards with non-forfeitable rights (with respect to dividends), which are considered participating securities. Accordingly, earnings per common share are computed using the two-class method as required by ASC 260-10-45. Basic earnings per common share are computed as net income available to common shareholders divided by the weighted average number of common shares outstanding during the period, which excludes the participating securities. Diluted earnings per common share include the dilutive effect, if any, of additional potential common shares issuable under the Company’s equity incentive plan, computed using the treasury stock method. The Company had no dilutive securities for the three and six months ended June 30, 2025 and June 30, 2024.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Basic
Net income	$11,015	$7,064	$21,183	$13,424
Less allocation of earnings and dividends to participating securities	45	266	72	492
Net income available to common shareholders—basic	$10,970	$6,798	$21,111	$12,932
Weighted average common shares outstanding	15,524,490	15,729,049	15,506,750	15,712,499
Less average participating securities	96,692	591,712	81,784	576,528
Weighted average number of shares outstanding used in the calculation of basic earnings per common share	15,427,798	15,137,337	15,424,966	15,135,971
Earnings per common share:
Basic	$0.71	$0.45	$1.37	$0.85
Diluted	0.71	0.45	1.37	0.85

(10) Commitments, Contingencies and Off-Balance Sheet Risk

Some financial instruments, such as loan commitments, credit lines, letters of credit and overdraft protection, are issued to meet customers’ financing needs. These are agreements to provide credit or to support the credit of others, as long as the conditions established in the contract are met, and usually have expiration dates. Commitments may expire without being used. Off-balance-sheet risk of credit loss exists up to the face amount of these instruments, although material losses are not anticipated. The same credit policies are used to make such commitments as are used for loans, including obtaining collateral at exercise of commitment. The contractual amounts of financial instruments with off-balance-sheet risk were as follows at June 30, 2025 and December 31, 2024:

	Contract Amount
	June 30, 2025		December 31, 2024
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitment to extend credit:
Lines of credit and construction loans	$27,880	$658,921	$31,940	$657,401
Overdraft protection	10	45,030	10	55,085
Letters of credit	743	107	782	244
Total	$28,633	$704,058	$32,732	$712,730

Commitments to make loans are generally made for a period of one year or less. Fixed rate loan commitments included in the table above had interest rates ranging from 3.10% to 7.8% at June 30, 2025 and from 3.1% to 8.9% at December 31, 2024. Maturities extend up to 30 years.

Civista is required to maintain certain reserve balances on hand in accordance with the Federal Reserve Board requirements. No reserve balance was maintained, or required to be maintained, in accordance with such requirements at June 30, 2025 and December 31, 2024.

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

Net periodic pension cost was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Service cost	$—	$—	$—	$—
Interest cost	96	95	192	191
Expected return on plan assets	(116)	(138)	(232)	(275)
Other components	—	—	—	—
Net periodic pension benefit	$(20)	$(43)	$(40)	$(84)

The Company does not expect to make any contribution to its pension plan in 2025. The Company made no contribution to its pension plan in 2024.

(12) Equity Incentive Plan

At the Company’s 2014 annual meeting, the shareholders adopted the Company’s 2014 Incentive Plan (“2014 Incentive Plan”). The 2014 Incentive Plan authorized the Company to grant options, stock awards, stock units and other awards for up to 375,000 common shares of the Company. The 2014 Incentive Plan expired in accordance with its terms on April 16, 2024, and no further awards may be granted under the 2014 Incentive Plan after April 16, 2024. On February 20, 2024, the Company's Board of Directors adopted the Civista Bancshares, Inc. 2024 Incentive Plan (the "2024 Incentive Plan"), which was subsequently approved by the shareholders of the Company at the Annual Meeting of Shareholders held on April 16, 2024. The 2024 Incentive Plan authorizes the Company to grant options, stock awards, stock units and other awards for up to 450,000 common shares of the Company. There were 388,230 shares available for grants under the 2024 Incentive Plan at June 30, 2025.

No options were granted under the 2014 Incentive Plan or the 2024 Incentive Plan during the three and six months ended June 30, 2025 and June 30, 2024.

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

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following is a summary of the Company’s outstanding restricted common shares and changes therein for the three and six months ended June 30, 2025:

	Three Months Ended		Six Months Ended
	June 30, 2025		June 30, 2025
	Number of Restricted Shares	Weighted Average Grant Date Fair Value	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Nonvested at beginning of period	96,692	$19.69	90,331	$19.14
Granted	—	—	39,587	21.46
Vested	—	—	(33,226)	20.31
Forfeited	—	—	—	—
Nonvested at end of period	96,692	$19.69	96,692	$19.69

The following is a summary of the status of the Company’s outstanding restricted common shares as of June 30, 2025:

At June 30, 2025
Date of Award	Shares	Remaining Expense	Remaining Vesting Period (Years)
March 3, 2021	2,488	24	0.50
March 3, 2022	4,598	84	1.50
March 14, 2023	9,761	181	2.50
March 14, 2023	8,817	94	0.50
March 12, 2024	20,969	286	3.50
March 12, 2024	9,185	105	1.50
September 9, 2024	1,287	15	2.25
March 11, 2025	21,487	424	4.75
March 11, 2025	18,100	336	2.75
	96,692	1,549	2.88

The Company recorded $197 and $177 of share-based compensation expense during the three months ended June 30, 2025 and 2024, respectively. The company recorded $352 and $363 of share-based compensation expense during the six months ended June 30, 2025 and 2024, respectively. At June 30, 2025, the total compensation cost related to unvested awards not yet recognized was $1,549, which was expected to be recognized over the weighted average remaining life of the grants of 2.88 years.

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

Real estate held for sale: Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. These assets are then reviewed monthly for valuation changes and are accounted for at lower of cost or fair value less estimated costs to sell. Fair value is commonly based on recent real estate appraisals which may utilize a single

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

valuation approach or a combination of approaches including cost, comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments may be significant and typically result in a Level 2 classification of the inputs for determining fair value.

Appraisals for both individually analyzed collateral-dependent loans and other real estate owned ("OREO") are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by the Company. Once received, a member of the Company’s asset quality or collections department reviews the assumptions and approaches utilized in the appraisal. Appraisal values are discounted from 0% to 30% to account for other factors that may impact the value of collateral. In determining the value of individually analyzed collateral dependent loans and OREO, significant unobservable inputs may be used, which include but are not limited to physical condition of comparable properties sold, net operating income generated by the property and investor rates of return.

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

Assets and liabilities measured at fair value are summarized in the tables below.

	Fair Value Measurements at June 30, 2025 Using:
	(Level 1)	(Level 2)	(Level 3)
Assets measured at fair value on a recurring basis:
Securities available-for-sale
U.S. Treasury securities	$35,713	$—	$—
Obligations of U.S. Government agencies	—	28,608	$—
Obligations of states and political subdivisions	—	316,335	—
Mortgage-backed securities in government sponsored entities	—	262,254	—
Total securities available-for-sale	35,713	$607,197	—
Equity securities	—	2,318	—
Loans held for sale, at fair value	—	10,733	—
Swap asset	—	3,130	—
Liabilities measured at fair value on a recurring basis:
Swap liability	$—	$7,030	$—
Assets measured at fair value on a nonrecurring basis:
Collateral-dependent loans	—	—	7,945

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

	Fair Value Measurements at December 31, 2024 Using:
	(Level 1)	(Level 2)	(Level 3)
Assets measured at fair value on a recurring basis:
Securities available-for-sale
U.S. Treasury securities	$64,571	$—	$—
Obligations of U.S. Government agencies	—	32,816	—
Obligations of states and political subdivisions	—	325,119	—
Mortgage-backed securities in government sponsored entities	—	225,561	—
Total securities available-for-sale	64,571	583,496	—
Equity securities	—	2,421	—
Loans held for sale	—	665	—
Swap asset	—	5,308	—
Liabilities measured at fair value on a recurring basis:
Swap liability	$—	$11,638	$—
Assets measured at fair value on a nonrecurring basis:
Collateral-dependent loans	$—	$—	$19,177

The following tables present quantitative information about the Level 3 significant unobservable inputs for assets and liabilities measured at fair value on a nonrecurring basis a June 30, 2025 and December 31, 2024.

	Quantitative Information about Level 3 Fair Value Measurements
June 30, 2025	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
Collateral-dependent loans	$7,945	Appraisals which utilize sales comparison, net income and cost approach	Discounts for collection issues and changes in market conditions	10 - 40%	22%

	Quantitative Information about Level 3 Fair Value Measurements
December 31, 2024	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
Collateral-dependent loans	$19,177	Appraisals which utilize sales comparison, net income and cost approach	Discounts for collection issues and changes in market conditions	10 - 75%	25%

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

FHLB advances with maturities greater than 90 days are valued based on a discounted cash flow analysis, using interest rates currently being quoted for similar characteristics and maturities resulting in a Level 3 classification.

The carrying amount and fair values of financial instruments not measured at fair value on a recurring or nonrecurring basis at June 30, 2025 were as follows:

June 30, 2025	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from financial institutions	$73,858	$73,858	$73,858	$—	$—
Investments in time deposits	715	715	—	715	—
Other securities	36,195	36,195	36,195	—	—
Loans, net of allowance	3,110,669	2,989,353	—	—	2,989,353
Accrued interest receivable	14,820	14,820	14,820	—	—
Financial Liabilities:
Nonmaturing deposits	2,185,505	2,185,505	2,185,505	—	—
Time deposits	1,010,702	1,013,734	—	—	1,013,734
Short-term FHLB advances	433,500	433,500	433,500	—	—
Long-term FHLB advances	1,103	1,069	—	—	1,069
Subordinated debentures	104,172	104,098	—	—	104,098
Other borrowings	5,379	5,379	—	—	5,379
Accrued interest payable	8,536	8,536	8,536	—	—

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

The Company presents derivative positions gross on the balance sheet for customers and net for financial institution counterparty positions subject to master netting arrangements. The fair value on the asset side was reduced by the margin call adjustment per the Company's netting arrangement in the amounts of $3,900 and $6,330 as of June 30, 2025 and December 31, 2024, respectively.

The following table reflects the derivatives recorded on the balance sheet as of June 30, 2025 and December 31, 2024:

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

	June 30, 2025		December 31, 2024
	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in swap assets:
Interest rate swaps with loan customers in an asset position	$108,797	$2,865	$68,621	$1,169
Counterparty positions with financial institutions in an asset position	258,000	4,165	247,727	10,469
Total before netting adjustments		7,030		11,638
Netting adjustments - cash collateral posted by counterparties*		(3,900)		(6,330)
Total Swap assets		$3,130		$5,308
Included in swap liabilities:
Interest rate swaps with loan customers in a liability position	$149,203	$7,030	$179,106	$11,638
Counterparty positions with financial institutions in a liability position	—	—	—	—
Total before netting adjustments		7,030		11,638
Netting adjustments - cash collateral posted to counterparties**		—		—
Total Swap liabilities		$7,030		$11,638
*Cash collateral posted by counterparties represents the obligation to return cash collateral received from counterparties.
**Cash collateral posted to counterparties represents the right to reclaim cash collateral that was paid to counterparties.
Gross notional positions with customers	$258,000		$247,727
Gross notional positions with financial institution counterparties	$258,000		$247,727

The Company monitors and controls all derivative products with a comprehensive Board of Director approved commercial loan swap policy. All hedge transactions must be approved in advance by the Lenders Loan Committee or the Board of Directors. The Company classifies changes in fair value of derivatives in Other noninterest income in the Consolidated Statements of Operation. There was no gain or loss recognized on derivatives for the period ended June 30, 2025 or the period ended June 30, 2024.

At June 30, 2025 and December 31, 2024, the Company did not have any cash or securities pledged for collateral on its interest rate swaps with third party financial institutions. Cash pledged for collateral on interest rate swaps is classified as restricted cash on the Consolidated Balance Sheets.

(15) Qualified Affordable Housing Project Investments

The Company invests in certain qualified affordable housing projects. At June 30, 2025 and December 31, 2024, the balance of the Company's investments in qualified affordable housing projects was $17,134 and $15,850, respectively. These balances are reflected in the Other assets line on the Consolidated Balance Sheets. The unfunded commitments related to the investments in qualified affordable housing projects totaled $6,021 and $5,668 at June 30, 2025 and December 31, 2024, respectively. These balances are reflected in the Accrued expenses and other liabilities line on the Consolidated Balance Sheets.

During the three months ended June 30, 2025 and 2024, the Company recognized amortization expense with respect to its investments in qualified affordable housing projects of $366 and $319, respectively, offset by tax credits and other benefits from its investments in affordable housing tax credits of $416 and $461, respectively. During the six months ended June 30, 2025 and 2024, the Company recognized amortization expense with respect to its investments in qualified affordable housing projects of $716 and $623, respectively, offset by tax credits and other benefits from its in affordable housing tax credits of $832 and $921, respectively. During the three and

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

six months ended June 30, 2025 and 2024, the Company did not incur any impairment losses related to its investments in qualified affordable housing projects.

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

ATM/Interchange Fees

ATM and Interchange Fees are primarily comprised of debit and credit card income, ATM fees and other service charges. Debit and credit card income is primarily comprised of interchange fees earned whenever the Company’s debit and credit cards are processed through card payment networks such as Mastercard. ATM fees are primarily generated when a Company cardholder uses a non-Company ATM or a non-Company cardholder uses a Company ATM. The Company’s performance obligation for ATM and Interchange Fees are largely satisfied, and related revenue recognized, when the services are rendered or upon completion. Payment is typically received immediately or in the following month.

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

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three and six months ended June 30, 2025 and 2024.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Noninterest Income
In-scope of Topic 606:
Service charges	$1,564	$1,488	$3,088	$2,928
ATM/Interchange fees	1,418	1,416	2,744	2,799
Wealth management fees	1,325	1,337	2,665	2,613
Other	800	1,549	1,376	3,121
Noninterest Income (in-scope of Topic 606)	5,107	5,790	9,873	11,461
Noninterest Income (out-of-scope of Topic 606)	1,482	4,587	4,576	7,173
Total Noninterest Income	$6,589	$10,377	$14,449	$18,634

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

The balance sheet information related to our operating leases were as follows as of June 30, 2025 and December 31, 2024:

	Classification on the Consolidated Balance Sheet	June 30, 2025	December 31, 2024
Assets:
Operating lease	Other assets	$2,277	$1,063
Liabilities:
Operating lease	Accrued expenses and other liabilities	$2,277	$1,063

The cost components of our operating leases were as follows for the three and six months ended June 30, 2025 and June 30, 2024:

	Three Months Ended
	June 30,
	2025	2024
Lease cost
Operating lease cost	$211	$157
Short-term lease cost	8	19
Sublease income	(5)	(7)
Total lease cost	$214	$169

	Six Months Ended
	June 30,
	2025	2024
Lease cost
Operating lease cost	$417	$353
Short-term lease cost	19	38
Sublease income	(10)	(14)
Total lease cost	$426	$377

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Maturities of our lease liabilities for all operating leases for each of the next five years and thereafter is as follows:

2025	$403
2026	755
2027	740
2028	578
2029	395
Thereafter	78
Total lease payments	$2,949
Less: Imputed Interest	672
Present value of lease liabilities	$2,277

The weighted average remaining lease terms and discount rates for all of our operating leases were as follows as of June 30, 2025:

Weighted-average remaining lease term-operating leases (years)	4.96
Weighted-average discount rate-operating leases	3.81%

The Company is the lessor of equipment under operating leases to a wide variety of customers, from commercial and industrial to government and healthcare. The operating lease assets are presented on the balance sheet as premises and equipment. Total cost, net of accumulated depreciation, of leased assets was $15,819 and $19,136 as of June 30, 2025 and December 31, 2024, respectively. The Company records lease revenue over the term of the lease and retains ownership of the related assets which are depreciated over the estimated useful life, normally two to six years.

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

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

(19) Subsequent Events

Agreement and Plan of Merger with The Farmers Savings Bank

On July 10, 2025, CBI and Civista entered into an Agreement and Plan of Merger (the “Merger Agreement”) with The Farmers Savings Bank, an Ohio-chartered bank headquartered in Spencer, Ohio (“Farmers”). Upon the terms and subject to the conditions of the Merger Agreement, at the effective time of the merger (the “Effective Time”), Farmers will merge with and into Civista, with Civista being the surviving bank in the merger (the “FSB Merger”). The acquisition of Farmers will add two branches in Medina and Lorain Counties in Northeast Ohio, as well as approximately $183 million in low-cost core deposits. As of March 31, 2025, Farmers reported total assets of $285 million and net loans of $104 million.

Under the terms and subject to the conditions of the Merger Agreement, which has been unanimously approved by the Boards of Directors of both companies, CBI agreed to pay $34.925 million in cash and issue 1,434,491 common shares, in aggregate, for all of the outstanding Farmers shares, subject to potential adjustment based on Farmers’ equity prior to closing being $56.0 million. This implies an aggregate deal value of approximately $70.4 million based on the closing price of CBI’s common shares on July 9, 2025 of $24.72.

The FSB Merger is expected to close in the fourth quarter of 2025, subject to the required approval of the Farmers shareholders, receipt of all required regulatory approvals and fulfillment of other customary closing conditions.

Offering of Common Shares

On July 10, 2025, CBI announced an underwritten public offering of up to a maximum of 3,788,238 of its common shares. CBI subsequently closed on the sale of 3,294,120 common shares on July 14, 2025, and the sale of an additional 494,118 common shares on July 16, 2025 pursuant to the underwriters’ exercise of their overallotment option, at the public offering price of $21.25 per share. The aggregate net proceeds from the Offering to CBI were approximately, $76.0 million, after deducting expenses and the underwriting discount. CBI plans to use the net proceeds from the offering for general corporate purposes, which may include supporting organic growth opportunities and future strategic transactions.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion focuses on the consolidated financial condition of the Company at June 30, 2025 compared to December 31, 2024, and the consolidated results of operations for the three and six month ended June 30, 2025, compared to the same period in 2024. This discussion should be read in conjunction with the unaudited consolidated financial statements and notes included in this Quarterly Report on Form 10-Q.

Forward-Looking Statements

This Quarterly Report on Form 10-Q may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995, relating to such matters as financial condition, anticipated operating results, cash flows, business line results, credit quality expectations, prospects for new lines of business, economic trends (including interest rates) and similar matters. Forward-looking statements reflect our expectations, estimates or projections concerning future results or events. These statements are generally identified by the use of forward-looking words or phrases such as “believe,” “belief,” “expect,” “anticipate,” “may,” “could,” “intend,” “intent,” “estimate,” “plan,” “foresee,” “likely,” “will,” “should” or other similar words or phrases. Forward-looking statements are not guarantees of performance and are inherently subject to known and unknown risks, uncertainties and assumptions that are difficult to predict and could cause our actual results, performance or achievements to differ materially from those expressed in or implied by the forward-looking statements. Such forward-looking statements could include, but are not limited to:

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
•
significant changes to the size, structure, powers and operations of the federal government, changes to U.S. economic policies, and uncertainties regarding the potential for these changes may cause economic disruptions that could, in turn, adversely impact our business, results of operations and financial condition;
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
•
risks inherent in pursuing strategic growth initiatives, including integration and other risks involved in past, pending, and possible future acquisitions;

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
•
our ability to appropriately maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002, as necessary to ensure the accurate reporting of our financial results;
•
our ability to conform and comply with regulatory requirements and increasing scrutiny and evolving expectations from customers, regulatory authorities, shareholders, investors and other stakeholders with regard to our environmental, social and governance (ESG) policies and practices, which could affect our reputation and business and operating results;
•
our ability to anticipate and successfully keep pace with technological changes affecting the financial services industry; and
•
other risks identified from time-to-time in the Company’s other public documents on file with the SEC, including those risks identified in “Item 1A. Risk Factors” of Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as supplement by Item 1A. Risk Factors” of Part II of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2025, and as further supplemented by “Item 1A. Risk Factors” of Part II of this Quarterly Report on Form 10-Q.

The Company does not undertake, and specifically disclaims, any obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect occurrence of anticipated or unanticipated events or circumstances after the date of such statements, except as required by law.

Recent Developments

Agreement and Plan of Merger with The Farmers Savings Bank

On July 10, 2025, CBI and Civista entered into an Agreement and Plan of Merger (the “Merger Agreement”) with The Farmers Savings Bank, an Ohio-chartered bank headquartered in Spencer, Ohio (“Farmers”). Upon the terms and subject to the conditions of the Merger Agreement, at the effective time of the merger (the “Effective Time”), Farmers will merge with and into Civista, with Civista being the surviving bank in the merger (the “FSB Merger”). The acquisition of Farmers will add two branches in Medina and Lorain Counties in Northeast Ohio, as well as approximately $183 million in low-cost core deposits. As of March 31, 2025, Farmers reported total assets of $285 million and net loans of $104 million.

Under the terms and subject to the conditions of the Merger Agreement, which has been unanimously approved by the Boards of Directors of both companies, CBI agreed to pay $34.925 million in cash and issue 1,434,491 common shares, in aggregate, for all of the outstanding Farmers shares, subject to potential adjustment based on Farmers’ equity prior to closing being $56.0 million. This implies an aggregate deal value of approximately $70.4 million based on the closing price of CBI’s common shares on July 9, 2025 of $24.72.

The FSB Merger is expected to close in the fourth quarter of 2025, subject to the required approval of the Farmers shareholders, receipt of all required regulatory approvals and fulfillment of other customary closing conditions.

Offering of Common Shares

On July 10, 2025, CBI announced an underwritten public offering of up to a maximum of 3,788,238 of its common shares. CBI subsequently closed on the sale of 3,294,120 common shares on July 14, 2025, and the sale of an additional 494,118 common shares on July 16, 2025 pursuant to the underwriters’ exercise of their overallotment option, at the public offering price of $21.25 per share. The aggregate net proceeds from the Offering to CBI were approximately, $76.0 million, after deducting expenses and the underwriting

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

discount. CBI plans to use the net proceeds from the offering for general corporate purposes, which may include supporting organic growth opportunities and future strategic transactions.

Financial Condition

Total assets of the Company at June 30, 2025 were $4,185,869 compared to $4,098,469 at December 31, 2024, an increase of $87,400, or 2.1%. The increase in total assets was mainly due to increases in net loans of $69,108, loans held for sale of $10,068, and cash and cash equivalents of $10,703. These increases were partially offset by decreases in available-for-sale securities of $5,157, premises and equipment of $4,244, and swap assets of $2,178. Total liabilities at June 30, 2025 were $3,781,732 compared to $3,709,967 at December 31, 2024, an increase of $71,765, or 1.9%. The increase in total liabilities was primarily attributable to a increase in short-term FHLB advances of $94,500, partially offset by decreases in total deposits of $15,663 and swap liabilities of $4,608.

Loans outstanding as of June 30, 2025 and December 31, 2024 were as follows:

	June 30, 2025	December 31, 2024	$ Change	% Change
Commercial & Agriculture	$338,598	$328,488	$10,110	3.1%
Commercial Real Estate—Owner Occupied	378,248	374,367	3,881	1.0%
Commercial Real Estate—Non-Owner Occupied	1,263,612	1,225,991	37,621	3.1%
Residential Real Estate	815,408	763,869	51,539	6.7%
Real Estate Construction	277,643	305,992	(28,349)	-9.3%
Farm Real Estate	23,866	23,035	831	3.6%
Lease Financing Receivables	42,758	46,900	(4,142)	-8.8%
Consumer and Other	10,991	12,588	(1,597)	-12.7%
Total loans	3,151,124	3,081,230	69,894	2.3%
Allowance for credit losses	(40,455)	(39,669)	(786)	2.0%
Net loans	$3,110,669	$3,041,561	$69,108	2.3%

Loans held for sale increased $10,068 since December 31, 2024. The increase was due to increases in both the number of loans and average loan balances held for sale. At June 30, 2025, 43 loans totaling $10,733 were held for sale as compared to 6 loans totaling $665 at December 31, 2024.

Net loans have increased $69,108, or 2.3%, since December 31, 2024. The increase at June 30, 2025 was mainly attributed to increases in two categories, Commercial Real Estate – Non-Owner Occupied and Residential Real Estate, partially offset by a decrease in Real Estate Construction. At June 30, 2025, the loan to deposit ratio was 98.6% compared to 95.9% at December 31, 2024.

During the first six months of 2025, provisions made to the allowances for credit losses and off-balance sheet credit exposures totaled $2,592, compared to a provision of $3,647 during the same period in 2024. The decrease in the provision for the first six months of 2025 was primarily the result of a decrease in specific reserves related to one large credit that made a significant paydown during the six months ended June 30, 2025. Commercial & Agriculture loan delinquencies decreased slightly during the first six months of 2025, primarily in the 30-59 days past due category, which decreased from $825 at December 31, 2024 to $114 at June 30, 2025. Total Residential Real Estate loans past due decreased from $9,411 at December 31, 2024 to $3,290 as of June 30, 2025, mainly due to a decrease in delinquencies in 1-4 family first lien loans.

Reserves on the Lease Financing Receivables portfolio decreased at June 30, 2025, primarily due to less charge-offs and minimal balance growth, maintaining a consistent percentage of reserves to lease balance. Total delinquencies on Lease Financing Receivables decreased from December 31, 2024 to June 30, 2025. Lease Financing Receivables 30-59 days past due and 60-89 days past due decreased from $926 to $255, while the balance of 90 days or greater past due increased slightly from $909 to $924. Nonaccrual Lease Financing Receivables decreased from $1,238 at December 31, 2024 to $799 at June 30, 2025.

Net charge-offs for the first six months ended June 30, 2025 totaled $1,633, compared to net charge-offs of $1,083 for the same period of 2024. For the first six months ended June 30, 2025, the Company charged off a total of 31 loans and leases, consisting of 11 Commercial & Agriculture loans totaling $435, seven Lease Financing Receivables totaling $152, two Commercial Real Estate –

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Non-Owner Occupied loans totaling $1,350, eight Consumer and Other loans totaling $16 and three Residential Real Estate totaling $115. The Commercial Real Estate - Non-Owner Occupied charge-off of $1,350 is related to two loans that were previously identified and actively monitored by management, classified as nonaccrual and individually evaluated as of both December 31, 2024 and June 30, 2025, In addition, during the six months ended June 30, 2025, the Company had recoveries on previously charged-off Commercial & Agriculture loans of $335, Commercial Real Estate – Non-Owner Occupied loans of $3, Residential Real Estate loans of $42, Leasing Financing Receivables of $42 and Consumer and Other loans of $13. For each loan category, as well as in total, the percentage of net charge-offs to loans was less than one percent. Each of these factors was considered by management as part of the examination of both the level and mix of the allowance by credit type as well as the overall level of the allowance.

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

Larger (greater than $350) Commercial & Agricultural and Commercial Real Estate loan relationships, as well as Residential Real Estate and Consumer loans and Lease Financing Receivables that are part of a larger relationship are individually evaluated on a quarterly basis, when they do not share similar risk characteristics with the collectively evaluated pools. These loans are analyzed to determine if it is probable that all amounts will not be collected according to the contractual terms of the loan agreement. If management determines that the value of the loan is less than the recorded investment in the loan (net of previous charge-offs, deferred loan fees or costs and unamortized premium or discount), impairment is recognized through an allowance estimate or a charge-off to the allowance. The Company’s policy for recognizing interest income on individually evaluated loans does not differ from its overall policy for interest recognition. Loans held for sale are excluded from consideration as individually evaluated. Loans are generally moved to nonaccrual status when 90 days or more past due. Loans, or portions thereof, are charged-off when deemed uncollectible. The allowance for credit losses as a percent of total loans was 1.28% at June 30, 2025 and 1.29% at December 31, 2024.

The available-for-sale securities portfolio decreased by $5,157, from $648,067 at December 31, 2024 to $642,910 at June 30, 2025. Management continually evaluates our securities portfolio in response to established asset/liability management objectives, changing market conditions that could affect profitability, and the level of interest rate risk to which the Company is exposed. These evaluations may cause the Company to change the level of funds it deploys into investment securities and change the composition of its investment securities portfolio. As of June 30, 2025, the Company was in compliance with all pledging requirements.

Premises and equipment, net, decreased $4,244 from December 31, 2024 to June 30, 2025. The decrease was the result of depreciation of $4,644 and disposals of $76, partially offset by purchases of $476. The decrease in depreciation was mainly attributable to leasing operations as operating leases mature. Since mid-2024, new lease originations have primarily consisted of finance leases which are recorded in Loans on the Consolidated Balance Sheets.

Swap assets decreased $2,178 from December 31, 2024 to June 30, 2025. The decrease was primarily the result of a decline in market value.

Total deposits as of June 30, 2025 and December 31, 2024 were as follows:

	June 30, 2025	December 31, 2024	$ Change	% Change
Noninterest-bearing demand	$647,609	$695,094	$(47,485)	-6.8%
Interest-bearing demand	433,089	419,583	13,506	3.2%
Savings and money market	1,100,660	1,126,974	(26,314)	-2.3%
Time deposits	560,702	469,954	90,748	19.3%
Brokered deposits	454,147	500,265	(46,118)	-9.2%
Total Deposits	$3,196,207	$3,211,870	$(15,663)	-0.5%

The Company had approximately $457,130 and $431,713 of uninsured deposits as of June 30, 2025 and December 31, 2024, respectively. Uninsured deposit amounts are estimated based on the portions of customer account balances that exceed the FDIC insurance limit of $250.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Total deposits at June 30, 2025 decreased $15,663 from December 31, 2024. Noninterest-bearing deposits decreased $47,485 from December 31, 2024, while interest-bearing deposits, including savings and money markets, time deposits, and brokered deposits, increased $31,822 from December 31, 2024. The decrease in noninterest-bearing deposits was primarily due to a $51,899 decrease in noninterest-bearing business accounts, partially offset by an increase of $9,917 in noninterest-bearing public funds accounts. The increase in interest-bearing demand deposits was primarily due to an increase of $27,858 in interest-bearing public funds accounts, slightly offset by a decrease of $6,443 in Jumbo NOW accounts. The $26,314 decrease in savings and money market accounts was primarily due to a $36,603 decrease in ICS demand and money market accounts, and a $8,325 decrease in retail money market savings, mostly offset by an increase of $20,115 in business money market savings. The $90,748 increase in time deposits was due to increases of $66,090 in jumbo time deposits and a $29,029 increase in retail time deposits, which were slightly offset by a decrease of $5,481 in reciprocal time deposits. The year-to-date average balance of total deposits increased $216,105, compared to the average balance for the same period in 2024, mainly due to a increases of $203,964 in the average balance of demand and savings deposits and $58,565 in time deposits, partially offset by a $46,424 decrease in the average balance of noninterest-bearing deposits.

Short-term FHLB advances increased $94,500 from December 31, 2024 to June 30, 2025 for purposes of funding loan growth.

Swap liabilities decreased $4,608 from December 31, 2024 to June 30, 2025. The decrease was the result of a decrease in fair value of swap liabilities.

Shareholders’ equity at June 30, 2025 was $404,137, or 9.7% of total assets, compared to $388,502, or 9.5% of total assets, at December 31, 2024. The increase was a result of net income of $21,183, partially offset by dividends paid on common shares of $5,270.

Total outstanding common shares at June 30, 2025 were 15,529,342, which increased from 15,487,667 common shares outstanding at December 31, 2024. Common shares outstanding increased due to the grant of 49,857 restricted common shares to certain officers under the Company’s 2024 Incentive Plan, partially offset by 8,182 common shares surrendered by officers to the Company to pay taxes upon vesting of restricted shares.

Results of Operations

Three Months Ended June 30, 2025 and 2024

The Company had net income of $11,015 for the three months ended June 30, 2025, an increase of $3,951 from net income of $7,064 for the same period of 2024. Basic and diluted earnings per common share were $0.71 for the quarter ended June 30, 2025, compared to $0.45 for the same period of 2024. In the second quarter of 2025, net income was increased by $757 from non-recurring adjustments resulting from the Civista Leasing and Finance ("CLF") division's core system conversion. The primary reasons for the changes in net income are explained below.

Net interest income for the three months ended June 30, 2025 was $34,814, an increase of $7,063 from $27,751 for the same period of 2024. This increase was a result of an increase of $5,678 in total interest and dividend income, coupled with a $1,385 decrease in total interest expense. Total interest-earning assets averaged $3,841,369 during the three months ended June 30, 2025, an increase of $221,560 from $3,619,809 for the same period of 2024. The Company’s total average interest-bearing liabilities increased from $2,813,034 during the three months ended June 30, 2024 to $3,062,324 during the three months ended June 30, 2025. The Company’s fully tax equivalent net interest margin for the three months ended June 30, 2025 and 2024 was 3.64% and 3.09%, respectively. Net interest income was increased $1,621 in the second quarter of 2025, resulting from non-recurring adjustments from the CLF core system conversion.

Total interest and dividend income was $56,271 for the three months ended June 30, 2025, an increase of $5,678 from $50,593 for the same period of 2024. The increase in interest and dividend income is attributable to a $5,026 increase in interest and fees on loans and a $681 increase in interest income on taxable securities. The $5,026 increase in interest and fees on loans is attributable to increases in both average balances and loan yield. The average balance of loans increased by $171,714, or 5.8%, to $3,136,091 for the three months ended June 30, 2025, as compared to $2,964,377 for the same period of 2024. The loan yield increased to 6.39% for the three months ended June 30, 2025, from 6.10% for the same period of 2024.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Interest on taxable securities increased $681 to $3,751 for the three months ended June 30, 2025, compared to $3,070 for the same period of 2024. The average balance of taxable securities increased $52,607 to $404,104 for the three months ended June 30, 2025, as compared to $351,497 for the same period of 2024. The yield on taxable securities increased 31 basis points to 3.42% for the three months ended June 30, 2025, compared to 3.11% for the same period of 2024, resulting from the purchase of similar securities with higher rates due to the current rate environment in the second quarter of 2025 compared to the same period of 2024. Interest on tax-exempt securities decreased $34 to $2,338 for the three months ended June 30, 2025, compared to $2,372 for the same period of 2024. The average balance of tax-exempt securities decreased $10,197 to $277,931 for the three months ended June 30, 2025, as compared to $288,128 for the same period of 2024. The yield on tax-exempt securities increased 1 basis points to 3.88% for the three months ended June 30, 2025, compared to 3.87% for the same period of 2024.

Total interest expense decreased $1,385, or 6.1%, to $21,457 for the three months ended June 30, 2025, compared to $22,842 for the same period of 2024. For the three months ended June 30, 2025, the average balance of interest-bearing liabilities increased $249,290 to $3,062,324, as compared to $2,813,034 for the same period of 2024. Interest incurred on deposits increased by $53 to $15,558 for the three months ended June 30, 2025, compared to $15,505 for the same period of 2024. The average balance of interest-bearing deposits increased by $272,166 to $2,538,500 for the three months ended June 30, 2025, as compared to the same period in 2024, slightly offset by a decrease in the rate paid on time deposits from 5.40% in 2024 to 4.04% in 2025. The decrease in rates on time deposits was primarily related to paying lower rates on retail and brokered CDs due to the lower rate environment in the second quarter of 2025 compared to the same period of 2024. Interest expense incurred on short-term FHLB advances decreased because of the yield curve shifting downwards during the second quarter of 2025 compared to the same period of 2024.

The following table presents the condensed average balance sheets for the three months ended June 30, 2025 and 2024. The daily average loan amounts outstanding are net of unearned income and include loans held for sale and nonaccrual loans. The average balance of securities is computed using the carrying value of securities. Rates are annualized and taxable equivalent yields are computed using a

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

21% tax rate for tax-exempt interest income. The average yield has been computed using the historical amortized cost average balance for available-for-sale securities.

	Three Months Ended June 30,
	2025			2024
Assets:	Average balance	Interest	Yield/ rate*	Average balance	Interest	Yield/ rate*
Interest-earning assets:
Loans, including fees**	$3,136,091	$49,972	6.39%	$2,964,377	$44,946	6.10%
Taxable securities	404,104	3,751	3.42%	351,497	3,070	3.11%
Tax-exempt securities	277,931	2,338	3.88%	288,128	2,372	3.87%
Interest-bearing deposits in other banks	23,243	210	3.61%	15,807	205	5.22%
Total interest-earning assets	$3,841,369	$56,271	5.84%	$3,619,809	$50,593	5.58%
Noninterest-earning assets:
Cash and due from financial institutions	40,329			32,564
Premises and equipment, net	44,687			53,654
Accrued interest receivable	13,919			13,230
Intangible assets	132,887			134,473
Bank owned life insurance	63,302			61,871
Other assets	59,948			65,818
Less allowance for loan losses	(40,546)			(39,190)
Total Assets	$4,155,895			$3,942,229
Liabilities and Shareholders Equity:
Interest-bearing liabilities:
Demand and savings	$1,551,856	$5,632	1.46%	$1,339,503	$3,054	0.92%
Time	986,644	9,926	4.04%	926,831	12,451	5.40%
Short-term FHLB advances	412,545	4,603	4.48%	440,670	6,078	5.55%
Long-term FHLB advances	1,260	8	2.57%	2,031	12	2.38%
Other borrowings	5,874	123	8.40%	—	—	0.00%
Subordinated debentures	104,145	1,165	4.49%	103,999	1,247	4.83%
Total interest-bearing liabilities	$3,062,324	$21,457	2.81%	$2,813,034	$22,842	3.27%
Noninterest-bearing deposits	652,092			703,046
Other liabilities	40,564			60,365
Shareholders’ Equity	400,915			365,784
Total Liabilities and Shareholders’ Equity	$4,155,895			$3,942,229
Net interest income and interest rate spread(1)		$34,814	3.03%		$27,751	2.31%
Net interest margin(2)			3.64%			3.09%

(1) Net interest spread represents the difference between the yield on average interest-earning assets and the cost of interest-bearing liabilities.

(2) Net interest margin represents net interest income divided by average interest-earning assets.

*Average yields are presented on a tax equivalent basis. The tax equivalent effect associated with loans and investments, included in the yields above, was $622 and $631 for the periods ended June 30, 2025 and 2024, respectively.

**Average balance includes nonaccrual loans.

Net interest income may also be analyzed by comparing the volume and rate components of interest income and interest expense. The following table provides an analysis of the changes in interest income and expense between the three months ended June 30, 2025 and 2024.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

	Increase (decrease) due to:
	Volume (1)	Rate (1)	Net
	(Dollars in thousands)
Interest income:
Loans, including fees	$2,724	$2,302	$5,026
Taxable securities	354	327	681
Tax-exempt securities	(48)	14	(34)
Interest-bearing deposits in other banks	79	(74)	5
Total interest income	$3,109	$2,569	$5,678
Interest expense:
Demand and savings	$545	$2,033	$2,578
Time	762	(3,287)	(2,525)
Short-term FHLB advances	(369)	(1,106)	(1,475)
Long-term FHLB advances	(5)	1	(4)
Other borrowings	123	—	123
Subordinated debentures	2	(84)	(82)
Total interest expense	$1,058	$(2,443)	$(1,385)
Net interest income	$2,051	$5,012	$7,063

(1)
The change in interest income and interest expense due to changes in both volume and rate, which cannot be segregated, has been allocated proportionately to the change due to volume and the change due to rate.

The Company provides for credit losses through regular provisions to the allowance for credit losses. During the three months ended June 30, 2025, the Company recorded a provision for credit losses of $1,025, a decrease of $630, from $1,655 during the three months ended June 30, 2024.

Noninterest income for the three month periods ended June 30, 2025 and 2024 was as follows:

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
Service charges	$1,564	$1,488	$76	5.1%
Net gain (loss) on equity securities	(74)	74	(148)	-200.0%
Net gain on sale of loans and leases	841	888	(47)	-5.3%
ATM/Interchange fees	1,418	1,416	2	0.1%
Wealth management fees	1,325	1,337	(12)	-0.9%
Lease revenue and residual income	525	3,529	(3,004)	-85.1%
Bank owned life insurance	386	367	19	5.2%
Swap fees	53	65	(12)	-18.5%
Other	551	1,213	(662)	-54.6%
Total noninterest income	$6,589	$10,377	$(3,788)	-36.5%

Total noninterest income for the three months ended June 30, 2025 was $6,589, a decrease of $3,788, or 36.5%, from $10,377 for the same period of 2024. Lease revenue and residual income decreased $3,004 for the three months ended June 30, 2025, compared to the same period of 2024, mainly due to stronger lease originations in 2024 coupled with a one-time non-recurring adjustment in 2025 that

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

decreased leasing revenue by $1,044 associated with CLF's core system conversion. Other income decreased $639 for the three months ended June 30, 2025, compared to the same period of 2024, mostly related to lower fee revenue from CLF.

Noninterest expense for the three month periods ended June 30, 2025 and 2024 was as follows:

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
Compensation expense	$15,011	$15,740	$(729)	-4.6%
Net occupancy expense	1,419	1,298	121	9.3%
Contracted data processing	536	559	(23)	-4.1%
FDIC Assessment	689	548	141	25.7%
State franchise tax	634	479	155	32.4%
Professional services	1,798	1,249	549	44.0%
Equipment expense	1,764	2,434	(670)	-27.5%
ATM/Interchange expense	683	632	51	8.1%
Marketing	289	445	(156)	-35.1%
Amortization of core deposit intangibles	338	366	(28)	-7.7%
Software maintenance expense	1,294	$1,176	118	10.0%
Other	3,027	$3,463	(436)	-12.6%
Total noninterest expense	$27,482	$28,389	$(907)	-3.2%

Total noninterest expense for the three months ended June 30, 2025 was $27,482, a decrease of $907, or 3.2%, from $28,389 reported for the same period of 2024. The decrease in total noninterest expense was primarily due to decreases in compensation expense and equipment expense, mostly offset by increases in professional services. The decrease in compensation expense was primarily due to an increase in the deferral of salaries and wages related to the loan growth in the second quarter of 2025 coupled with a decrease in the average number of full-time equivalent employees to 526 at June 30, 2025, compared to 537 for the same period of 2024, resulting in lower compensation and benefits costs. The decrease in equipment expense was mainly due to normal depreciation as well as decreases in expenses related to operating lease contracts. The increase in professional fees was attributable to utilizing consultants to assist in the transitioning of the new core operating system at CLF.

Income tax expense for the three months ended June 30, 2025 totaled $1,881, up $861 compared to the same period of 2024. The effective tax rates for the three month periods ended June 30, 2025 and 2024 were 14.8% and 12.6%, respectively. The difference between the statutory federal income tax rate and the Company’s effective tax rate is the permanent tax differences, primarily consisting of tax-exempt interest income from municipal investments and loans, low-income housing tax credits, tax-deductible captive insurance premiums and bank owned life insurance income.

Six Months Ended June 30, 2025 and 2024

The Company had net income of $21,183 for the six months ended June 30, 2025, an increase of $7,759 from net income of $13,424 for the same six months of 2024. Basic and diluted earnings per common share were $1.37 for the six months ended June 30, 2025, compared to $0.85 for the same period in 2024. For the six months ended June 30, 2025, net income was increased by $757 from non-recurring adjustments resulting from the CLF core system conversion. The primary reasons for the changes in net income are explained below.

Net interest income for the six months ended June 30, 2025 was $67,587, an increase of $11,464, from $56,123 for the same six months of 2024. This increase was a result of an increase of $9,283 in total interest and dividend income, coupled with a $2,181 decrease in total interest expense. Total interest-earning assets averaged $3,821,649 during the six months ended June 30, 2025, an increase of $235,469 from $3,586,180 for the same period of 2024. The Company’s total average interest-bearing liabilities increased from $2,766,811 during the six months ended June 30, 2024 to $3,034,362 during the six months ended June 30, 2025. The Company’s fully tax equivalent net interest margin for the six months ended June 30, 2025 and 2024 was 3.57% and 3.16%, respectively. Net interest income was increased $1,621 in the six months ended June 30, 2025, resulting from non-recurring adjustments from the CLF core system conversion.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Total interest and dividend income increased $9,283 to $110,004 for the six months ended June 30, 2025. This change was the result of an increase in the average balance of loans, accompanied by a higher yield on the portfolio. The average balance of loans increased by $195,663, or 6.7%, to $3,117,867 for the six months ended June 30, 2025, as compared to $2,922,204 for the six months ended June 30, 2024. The loan yield increased to 6.31% for 2025, from 6.15% in 2024.

Interest on taxable securities increased $1,302 to $7,306 for the six months ended June 30, 2025, compared to $6,004 for the same period in 2024. The average balance of taxable securities increased $49,362 to $400,518 for the six months ended June 30, 2025, as compared to $351,156 for the six months ended June 30, 2024. The yield on taxable securities increased 31 basis points to 3.37% for 2025, compared to 3.06% for 2024. Interest on tax-exempt securities decreased $69 to $4,678 for the six months ended June 30, 2025, compared to $4,747 for the same period in 2024. The average balance of tax-exempt securities decreased $9,575 to $282,183 for the six months ended June 30, 2025, as compared to $291,758 for the six months ended June 30, 2024. The yield on tax-exempt securities increased 4 basis points to 3.90% for 2025, compared to 3.86% for 2024.

Total interest expense decreased $2,181, or 4.9%, to $42,417 for the six months ended June 30, 2025, compared to $44,598 for the same period in 2024. The change in interest expense can be attributed to a decrease in rate, mostly offset by an increase in the average balance of interest-bearing liabilities. For the six months ended June 30, 2025, the average balance of interest-bearing liabilities increased $267,551 to $3,034,362, compared to $2,766,811 for the six months ended June 30, 2024. Interest incurred on deposits decreased $218 to $31,274 for the six months ended June 30, 2025, compared to $31,492 for the same period in 2024. The average balance of interest-bearing deposits increased by $262,529 for the six months ended June 30, 2025, as compared to the same period in 2024, and the rate paid on demand and savings accounts increased from 1.04% in 2024 to 1.46% in 2025. The rate paid on time deposits decreased from 5.38% in 2024 to 4.13% in 2025. In addition, for the six months ended June 30, 2025, the average balance of short-term FHLB balances decreased $455 to $384,224 from $384,679 compared to the same period in 2024. The rate paid on subordinated debentures decreased 31 basis points for the six months ended June 30, 2025, as compared to the same period in 2024.

The following table presents the condensed average balance sheets for the six months ended June 30, 2025 and 2024. The daily average loan amounts outstanding are net of unearned income and include loans held for sale and nonaccrual loans. The average balance of securities is computed using the carrying value of securities. Rates are annualized and taxable equivalent yields are computed using a 21% tax rate for tax-exempt interest income. The average yield has been computed using the historical amortized cost average balance for available-for-sale securities.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

	Six Months Ended June 30,
	2025			2024
Assets:	Average balance	Interest	Yield/ rate*	Average balance	Interest	Yield/ rate*
Interest-earning assets:
Loans, including fees**	$3,117,867	$97,618	6.31%	2,922,204	89,431	6.15%
Taxable securities	400,518	7,306	3.37%	351,156	6,004	3.06%
Tax-exempt securities	282,183	4,678	3.90%	291,758	4,747	3.86%
Interest-bearing deposits in other banks	21,081	402	3.84%	21,062	539	5.15%
Total interest-earning assets	$3,821,649	$110,004	5.77%	$3,586,180	$100,721	5.62%
Noninterest-earning assets:
Cash and due from financial institutions	41,758			31,123
Premises and equipment, net	45,541			54,317
Accrued interest receivable	13,744			12,977
Intangible assets	133,076			134,672
Bank owned life insurance	63,110			61,664
Other assets	59,271			62,414
Less allowance for loan losses	(40,252)			(38,273)
Total Assets	$4,137,897			$3,905,074
Liabilities and Shareholders Equity:
Interest-bearing liabilities:
Demand and savings	$1,565,328	$11,360	1.46%	$1,361,364	$7,039	1.04%
Time	973,202	19,914	4.13%	914,637	24,452	5.38%
Short-term FHLB advance	384,224	8,532	4.48%	384,679	10,593	5.54%
Long-term FHLB advance	1,334	17	2.57%	2,153	25	2.34%
Other borrowings	6,150	268	8.78%	—	—	—
Subordinated debentures	104,124	2,326	4.50%	103,978	2,489	4.81%
Total interest-bearing liabilities	$3,034,362	$42,417	2.82%	$2,766,811	$44,598	3.24%
Noninterest-bearing deposits	661,382			707,806
Other liabilities	43,174			62,331
Shareholders’ Equity	398,979			368,126
Total Liabilities and Shareholders’ Equity	$4,137,897			$3,905,074
Net interest income and interest rate spread(1)		$67,587	2.95%		$56,123	2.38%
Net interest margin(2)			3.57%			3.16%

*Average yields are presented on a tax equivalent basis. The tax equivalent effect associated with loans and investments, included in the yields above, was $1.2 million and $1.3 million for the periods ended June 30, 2025 and 2024, respectively.

**Average balance includes nonaccrual loans.

Net interest income may also be analyzed by comparing the volume and rate components of interest income and interest expense. The following table provides an analysis of the changes in interest income and expense between the six months ended June 30, 2025 and 2024. The table is presented on a fully tax-equivalent basis.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

	Increase (decrease) due to:
	Volume (1)	Rate (1)	Net
	(Dollars in thousands)
Interest income:
Loans, including fees	$6,140	$2,047	$8,187
Taxable securities	695	607	1,302
Tax-exempt securities	(96)	27	(69)
Interest-bearing deposits in other banks	—	(137)	(137)
Total interest income	$6,739	$2,544	$9,283
Interest expense:
Demand and savings	$1,170	$3,151	$4,321
Time	1,487	(6,025)	(4,538)
Short-term FHLB advance	(13)	(2,048)	(2,061)
Long-term FHLB advance	(10)	2	(8)
Other borrowings	268	—	268
Subordinated debentures	3	(166)	(163)
Repurchase agreements	—	—	—
Total interest expense	$2,905	$(5,086)	$(2,181)
Net interest income	$3,834	$7,630	$11,464
(1)
The change in interest income and interest expense due to changes in both volume and rate, which cannot be segregated, has been allocated proportionately to the change due to volume and the change due to rate.

The Company provides for credit losses through regular provisions to the allowance for credit losses. During the six months ended June 30, 2025, the Company recorded a provision for credit losses of $2,592, a decrease of $1,055, from $3,647 during the six months ended June 30, 2024.

Noninterest income for the six months ended June 30, 2025 and 2024 was as follows:

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
Service charges	$3,088	$2,928	$160	5.5%
Net gain (loss) on equity securities	(103)	(67)	(36)	-53.7%
Net gain on sale of loans and leases	1,445	1,751	(306)	-17.5%
ATM/Interchange fees	2,744	2,799	(55)	-2.0%
Wealth management fees	2,665	2,613	52	2.0%
Lease revenue and residual income	2,421	5,203	(2,782)	-53.5%
Bank owned life insurance	773	717	56	7.8%
Swap fees	125	122	3	2.5%
Other	1,291	2,568	(1,277)	-49.7%
Total noninterest income	$14,449	$18,634	$(4,185)	-22.5%

Total noninterest income for the six months ended June 30, 2025 was $14,449, a decrease of $4,185, or 22.5%, from $18,634 for the same period of 2024. Lease revenue and residual income decreased $2,782 for the six months ended June 30, 2025, compared to the same period of 2024, mainly due to stronger lease originations in 2024 coupled with a one-time non-recurring adjustment decreasing leasing revenue by $1,044 associated with CLF's core system conversion. Other income decreased $1,277 for the six months ended June 30, 2025, compared to the same period of 2024, mostly related to lower fee revenue from CLF.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

The components of noninterest expense for the six month periods ended June 30, 2025 and 2024 are as follows:

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
Compensation expense	$29,054	$31,197	$(2,143)	-6.9%
Net occupancy expense	3,053	2,666	387	14.5%
Contracted data processing	1,103	1,104	(1)	-0.1%
FDIC Assessment	1,562	1,032	530	51.4%
State franchise tax	1,160	964	196	20.3%
Professional services	3,888	2,398	1,490	62.1%
Equipment expense	3,867	4,969	(1,102)	-22.2%
ATM/Interchange expense	1,263	1,257	6	0.5%
Marketing	585	924	(339)	-36.7%
Amortization of core deposit intangibles	670	757	(87)	-11.5%
Software maintenance expense	2,571	2,365	206	8.7%
Other	5,832	6,198	(366)	-5.9%
Total noninterest expense	$54,608	$55,831	$(1,223)	-2.2%

Total noninterest expense for the six months ended June 30, 2025 was $54,608, a decrease of $1,223, or 2.2%, from $55,831 reported for the same period of 2024. The decrease in total noninterest expense was primarily due to decreases in compensation expense and equipment expense, mostly offset by increases in professional services. The decrease in compensation expense was primarily due to an increase in the deferral of salaries and wages related to the loan growth in the first six months of 2025 coupled with a decrease in the average number of full-time equivalent employees to 523 at June 30, 2025, compared to 538 for the same period of 2024, resulting in lower compensation and benefits costs. The decrease in equipment expense was mainly due to normal depreciation as well as decreases in expenses related to operating lease contracts. The increase in professional fees was attributable to utilizing consultants to assist in the transitioning of the new core operating system at CLF.

Income tax expense for the six months ended June 30, 2025 totaled $3,653, up $1,798 compared to the same period of 2024. The effective tax rates for the six months ended June 30, 2025 and 2024 were 14.7% and 12.1%, respectively. The difference between the statutory federal income tax rate and the Company’s effective tax rate is the permanent tax differences, primarily consisting of tax-exempt interest income from municipal investments and loans, low-income housing tax credits, tax-deductible captive insurance premiums and bank owned life insurance income.

Capital Resources

Shareholders’ equity totaled $404,137 at June 30, 2025, compared to $388,502 at December 31, 2024. Shareholders’ equity increased during the first six months of 2025 as a result of net income of $21,183, partially offset by dividends on common shares of $5,270.

All of the Company’s capital ratios exceeded the regulatory minimum guidelines as of June 30, 2025 and December 31, 2024 as identified in the following table:

	Total Risk Based Capital	Tier I Risk Based Capital	CET1 Risk Based Capital	Leverage Ratio
Company Ratios—June 30, 2025	14.7%	11.2%	10.3%	8.8%
Company Ratios—December 31, 2024	13.9%	10.4%	9.5%	8.6%
For Capital Adequacy Purposes	8.0%	6.0%	4.5%	4.0%
To Be Well Capitalized Under Prompt
Corrective Action Provisions	10.0%	8.0%	6.5%	5.0%

Liquidity

The Company maintains a conservative liquidity position. All securities, with the exception of equity securities, are classified as available-for-sale. Securities, with maturities of one year or less, totaled $8,840, or 1.25% of the total securities portfolio, at June 30, 2025. The available-for-sale securities portfolio helps to provide the Company with the ability to meet its funding needs. The Condensed

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Consolidated Statements of Cash Flows (Unaudited) contained in the Consolidated Financial Statements detail the Company’s cash flows from operating activities resulting from net earnings.

As reported in the Condensed Consolidated Statements of Cash Flows (Unaudited), our cash flows are classified for financial reporting purposes as operating, investing or financing cash flows. Net cash provided by operating activities was $14,693 and $12,945 for the six months ended June 30, 2025 and 2024, respectively. The primary additions to cash from operating activities are from proceeds from the sale of loans. The primary use of cash from operating activities is from loans originated for sale. Net cash used for investing activities was $76,078 and $164,247 for the six months ended June 30, 2025 and 2024, respectively, principally reflecting our loan and investment security activities. Cash provided by financing activities was $72,088 and $146,656 for the six months ended June 30, 2025 and 2024, respectively. The primary additions in financing activities is the increase in short-term FHLB advances, partially offset by the payment of common dividends.

Future loan demand of Civista may be funded by increases in deposit accounts, proceeds from payments on existing loans, the maturity of securities, and the sale of securities classified as available-for-sale. Additional sources of funds may also come from borrowing in the Federal Funds market and/or borrowing from the FHLB. Through its correspondent banks, Civista maintains federal funds borrowing lines totaling $50,000. As of June 30, 2025, Civista had total credit availability with the FHLB of $889,402 with standby letters of credit totaling $123,000 and a remaining borrowing capacity of approximately $331,799. In addition, CBI maintains a credit line with a third party lender totaling $10,000. No borrowings were outstanding by CBI under this credit line as of June 30, 2025.

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

The following table provides information about the Company’s financial instruments that were sensitive to changes in interest rates as of December 31, 2024 and June 30, 2025, based on certain prepayment and account decay assumptions that management believes are reasonable. The table shows the changes in the Company’s net portfolio value (in amount and percent) that would result from hypothetical interest rate increases of up to 400 basis points from 100 basis points and interest rate decreases of 100 basis points and up to 400 basis points at June 30, 2025 and December 31, 2024.

Net Portfolio Value
	June 30, 2025			December 31, 2024
Change in Rates	Dollar Amount	Dollar Change	Percent Change	Dollar Amount	Dollar Change	Percent Change
+400bp	665,187	34,022	5.4%	649,236	46,009	7.6%
+300bp	657,167	26,002	4.1%	640,723	37,496	6.2%
+200bp	648,445	17,280	2.7%	630,945	27,718	4.6%
+100bp	639,191	8,026	1.3%	620,021	16,794	2.8%
Base	631,165	—	0.0%	603,227	—	0.0%
-100bp	624,304	(6,861)	(1.1%)	584,528	(18,699)	(3.1%)
-200bp	601,769	(29,396)	(4.7%)	556,163	(47,064)	(7.8%)
-300bp	601,691	(29,474)	(4.7%)	530,688	(72,539)	(12.0%)
-400bp	679,787	48,622	7.7%	593,087	(10,140)	(1.7%)

The change in net portfolio value from December 31, 2024 to June 30, 2025, can be attributed to a couple of factors. The yield curve has widened since last year with the short-end shifting down and the long-end shifting upward. Additionally, the volume of assets and funding sources has changed, but the asset mix remains centered on loan and deposits. The volume of loans and deposits has increased, while the volume of short-term FHLB advances and other borrowings has decreased. The volume shifts from the end of the year contributed to an increase in the base net portfolio value. Beyond the change in the base level of net portfolio value, projected movements in rates, up or down, would also lead to changes in market values. The change in the rates up scenarios for the 100, 200, 300 and 400 basis point movements would lead to a slightly larger increase in the market value of liabilities than assets. Accordingly, the Company sees an increase in the net portfolio value. The change in the rates down scenarios for the 100, 200, and 300 basis point movements would lead to a larger decrease in the market value of liabilities than in assets, leading to a decrease in the net portfolio value with the exception of the down 400 basis point which has a higher market value of assets then liabilities.

Civista Bancshares, Inc.

Controls and Procedures

Form 10-Q

(Amounts in thousands, except share data)

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive and our principal financial officers, the Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures as of June 30, 2025, were effective.

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

Item 1A. Risk Factors

The following information updates our risk factors and should be read in conjunction with the risk factors disclosed in “Item 1A. Risk Factors” of Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as supplemented by “Item 1A. Risk Factors” of Part II of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2025:

Risks Related to the FSB Merger

The market price for our common shares following the closing of the FSB Merger may be affected by factors different from those that have historically affected or currently affect our common shares.

Our financial position may differ from our financial position before the completion of the FSB Merger, and our results of operations may be affected by some factors that are different from those currently affecting our results of operations. Accordingly, the market price and performance of our common shares may differ from the performance of our common shares in the absence of the FSB Merger.

We may not consummate the FSB Merger on the terms currently contemplated or at all.

We may not consummate the FSB Merger, which is subject to the satisfaction of customary closing conditions. These conditions include, but are not limited to, (i) approval of the Merger Agreement by the shareholders of FSB, (ii) the absence of any injunction or other order or applicable law preventing or making illegal the consummation of the FSB Merger, (iii) the effectiveness of a Registration Statement on Form S-4 with respect to the common shares to be issued in connection with the FSB Merger and the absence of any stop order or SEC proceeding relating thereto suspending the effectiveness of such registration statement, (iv) the receipt and continued effectiveness of all required regulatory approvals (including approvals required from the Federal Reserve Board and the ODFI) and the expiration of all applicable statutory waiting periods and (v) approval for the listing on The Nasdaq Capital Market of our common shares to be issued in connection with the FSB Merger. Neither we nor FSB can predict when, or if, these conditions will be satisfied. If any of these conditions are not satisfied or waived prior to the outside date, it is possible that the FSB Merger may be terminated. In addition, satisfying the conditions to and completion of the FSB Merger may take longer, and could cost more, than we currently expect. There can be no assurance that such conditions will be satisfied or that the FSB Merger will be consummated on the terms currently contemplated or at all.

Failure to complete the FSB Merger could negatively impact the price of our common shares and have a material adverse effect on our results of operations, cash flows and financial position.

If the FSB Merger is not completed for any reason, including as a result of failure to obtain all requisite regulatory approvals, we may be materially adversely affected and, without realizing any of the benefits of having completed the FSB Merger, we would be subject to a number of risks, including the following:

•
we may experience negative reactions from the financial markets, including negative impacts on the price of our common shares;
•
we will still be required to pay certain significant costs relating to the FSB Merger, such as legal, accounting and financial advisor fees;
•
matters relating to the FSB Merger (including integration planning) require substantial commitments of time and resources by our management, which may have resulted in the distraction of our management from ongoing business operations and pursuing other opportunities that could have been beneficial to us; and

Civista Bancshares, Inc.

Other Information

Form 10-Q

•
litigation related to any failure to complete the FSB Merger or related to any enforcement proceeding commenced against us to perform our obligations pursuant to the FSB Merger Agreement.

If the FSB Merger is not completed, the risks described above may materialize and they may have a material adverse effect on our results of operations, liquidity, financial condition and the price of our common shares.

Following the FSB Merger, we may be unable to integrate the business of Civista and FSB successfully or realize the anticipated benefits of the FSB Merger.

The FSB Merger involves the combination of two companies that currently operate as independent companies. The combination of two independent businesses is complex, costly and time-consuming, and we will be required to devote significant management attention and resources to integrating the business practices and operations of FSB into ours. Potential difficulties that we may encounter as part of the integration process include the following:

•
the inability to successfully combine our business and FSB’s business in a manner that permits us to achieve, on a timely basis, or at all, the enhanced revenue opportunities and cost savings and other benefits anticipated to result from the FSB Merger;
•
complexities associated with managing the combined businesses, including difficulty addressing possible differences in operational philosophies and the challenge of integrating complex systems, technology, networks and other assets of each of the companies in a seamless manner that minimizes any adverse impact on depositors, borrowers, employees and other constituencies;
•
the inability to retain the service of key management and other key personnel;
•
the assumption of contractual obligations with less favorable or more restrictive terms; and
•
potential unknown liabilities and unforeseen increased expenses or delays associated with the FSB Merger.

In addition, we and FSB have operated and, until the completion of the FSB Merger, will continue to operate, independently. It is possible that the integration process could result in diversion of the attention of each company’s management and the disruption of, or the loss of momentum in, each company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies.

Any of these issues could adversely affect each company’s ability to maintain relationships with depositors, borrowers, employees and other constituencies or achieve the anticipated benefits of the FSB Merger or could reduce each company’s earnings or otherwise adversely affect our business, results of operations and financial condition following the FSB Merger.

Securities class action and derivative lawsuits may be brought against us in connection with the FSB Merger, which could result in substantial costs.

Securities class action lawsuits and derivative lawsuits are often brought against public companies that have entered into acquisition, merger or other business combination agreements. Even if such a lawsuit is without merit, defending against these claims can result in substantial costs and divert management time and resources. An adverse judgment could result in monetary damages, which could have a negative impact on our liquidity and financial condition.

The synergies attributable to the FSB Merger may vary from expectations.

We may fail to realize the anticipated benefits and synergies expected from the FSB Merger, which could adversely affect our business, financial condition and results of operations. The success of the FSB Merger will depend, in significant part, on our ability to successfully integrate the acquired business, grow our revenue and realize the anticipated strategic benefits and synergies from the combination. However, achieving these goals requires, among other things, realization of the targeted cost synergies expected from the FSB Merger. This growth and the anticipated benefits of the transaction may not be realized fully, or at all, or may take longer to realize than expected. Actual operating, strategic and revenue opportunities, if achieved at all, may be less significant than expected or may take longer to achieve than anticipated. If we are not able to achieve these objectives and realize the anticipated benefits and synergies expected from the FSB Merger within the anticipated timing or at all, our business, financial condition and results of operations may be adversely affected.

Civista Bancshares, Inc.

Other Information

Form 10-Q

Risks Related to our Business

If we do not appropriately maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002, we may be unable to accurately report our financial results and the market price of our securities may be adversely affected.

We are subject to reporting obligations under the U.S. securities laws. The SEC, as required under Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules requiring every public company to include a management report on such company’s internal control over financial reporting in its annual report, which contains management’s assessment of the effectiveness of the company’s internal control over financial reporting. Such internal controls are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Over the last year, we made the decision to make greater investments in our Finance Department, which included the hiring of a Chief Financial Officer. During that period, we experienced turnover in our accounting and financial reporting staff and function, which was addressed by making further investments in talent. We continued to integrate our more recent acquisition such as Civista Leasing & Financing (“CLF”), a division of Civista Bank, which we acquired in the fourth quarter of 2022. We recently implemented a conversion of CLF’s legacy software system to a new core operating system, which resulted in the recognition of certain one-time nonrecurring items in our financial statements for the second quarter of 2025. As we continue to grow our business, implement our strategic plan and integrate any businesses we acquire, such as FSB, we may continue to seek to enhance our talent, policies and procedures across the Company, which may result in changes to and enhancements and remediation of certain of our internal controls, including our internal control over financial reporting. If we fail to maintain effective internal control over financial reporting in the future, our management and our independent registered public accounting firm may not be able to conclude that we have effective internal control over financial reporting at a reasonable assurance level. Similarly, if any material weaknesses in the Company’s internal controls are identified in the future and are not fully remediated, those material weaknesses could cause the Company to be unable to accurately report its financial results, reduce the market’s confidence in its financial statements, negatively impact the trading price of our securities and subject the Company to sanctions or investigations by the SEC or other regulatory authorities. In addition, the Company’s common shares may not be able to remain quoted on The Nasdaq Capital Market or any other securities quotation service or exchange.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

The following table details repurchases by the Company and purchases by "affiliated purchasers" as defined in Rule 10b-18(a)(3) under the Exchange Act of the Company's common shares during the second quarter ended June 30, 2025.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2025 - April 30, 2025	—	$—	—	$12,003,223
May 1, 2025 - May 31, 2025	—	$—	—	$12,003,223
June 1, 2025 - June 30, 2025	—	$—	—	$12,003,223
Total	—	$—	—	$12,003,223

On April 16, 2023, the Company announced a common share repurchase program pursuant to which the Company was authorized to repurchase a maximum aggregate value of $13.5 million of its outstanding common shares through April 25, 2025. An aggregate of $1,496,777 of common shares were repurchased by the Company under this repurchase program through April 25, 2025.

On April 15, 2025, the Company announced a new common share repurchase program pursuant to which the Company is authorized to repurchase a maximum aggregate value of $13.5 million of its outstanding common shares through April 15, 2026. An aggregate of $12,003,223 of common shares remained available for repurchases under this program as of June 30, 2025.

Civista Bancshares, Inc.

Other Information

Form 10-Q

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the quarter ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Civista Bancshares, Inc.

Other Information

Form 10-Q

Item 6. Exhibits

Exhibit	Description	Location

2.1	Agreement and Plan of Merger, dated January 10, 2022, by and between Civista Bancshares, Inc. and Comunibanc Corp.	Filed as Exhibit 2.1 to Civista Bancshares, Inc.’s Current Report on Form 8-K dated and filed on January 10, 2022 and incorporated herein by reference. (File No. 001-36192)
2.2	Stock Purchase Agreement, dated as of September 29, 2022, by and among Civista Bancshares, Inc., Civista Bank, Vision Financial Group, Inc. and Frederick Summers	Filed as Exhibit 2.1 to Civista Bancshares, Inc.’s Current Report on Form 8-K dated September 29, 2022 and filed on September 30, 2022 and incorporated herein by reference. (File No. 001-36192)
2.3	Agreement and Plan of Merger, dated as of July 10, 2025, by and among Civista Bancshares, Inc., Civista Bank and The Farmers Savings Bank.	Filed as Exhibit 2.1 to Civista Bancshares, Inc.'s Current Report on Form 8-K dated and filed on July 11, 2025 and incorporated herein by reference. (File No. 001-36192)
3.1	Second Amended and Restated Articles of Incorporation of Civista Bancshares, Inc., as filed with the Ohio Secretary of State on November 15, 2018.	Filed as Exhibit 3.1 to Civista Bancshares, Inc.’s Current Report on Form 8-K dated November 15, 2018 and filed on November 16, 2018 and incorporated herein by reference. (File No. 001-36192)

3.2	Second Amended and Restated Code of Regulations of Civista Bancshares, Inc. (adopted July 22, 2025)	Filed as Exhibit 3.1 to Civista Bancshares, Inc.’s Current Report on Form 8-K dated July 22, 2025 and filed on July 28, 2025 and incorporated herein by reference. (File No. 001-36192)
10.1	First Amendment to Civista Bancshares, Inc. Supplemental Nonqualified Executive Retirement Plan, effective as of June 6, 2025.	Filed as Exhibit 10.1 to Civista Bancshares, Inc.'s Current Report on Form 8-K dated and filed on June 6, 2025 and incorporated herein by reference. (File No. 001-36192)
10.2	Endorsement Split Dollar Insurance Agreement, dated as of June 6, 2025, between Civista Bank and Charles A. Parcher	Filed as Exhibit 10.3 to Civista Bancshares, Inc.'s Current Report on Form 8-K dated and filed on June 6, 2025 and incorporated herein by reference. (File No. 001-36192)
31.1	Rule 13a-14(a)/15-d-14(a) Certification of Chief Executive Officer.	Included herewith

31.2	Rule 13a-14(a)/15-d-14(a) Certification of Principal Accounting Officer.	Included herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included herewith

32.2	Certification of Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included herewith

101.INS	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document	Included herewith

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents	Included herewith

104	Cover page formatted in Inline Extensible Business Reporting Language.	Included herewith

Civista Bancshares, Inc.

Signatures

Form 10-Q

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Civista Bancshares, Inc.

/s/ Dennis G. Shaffer	August 6, 2025
Dennis G. Shaffer	Date
Chief Executive Officer and President

/s/ Ian Whinnem	August 6, 2025
Ian Whinnem	Date
Executive Vice President and Chief Financial Officer