Form 10-Q
period 2025-09-30
CIVISTA BANCSHARES, INC.
filed 2025-11-05
CIK 944745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended - September 30, 2025

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Shares, no par value, outstanding at November 1, 2025—19,312,879 shares

CIVISTA BANCSHARES, INC.

Part I – Financial Information

ITEM 1. Financial Statements

CIVISTA BANCSHARES, INC.

Consolidated Balance Sheets

(In thousands, except share data)

	September 30, 2025
	(Unaudited)	December 31, 2024
ASSETS
Cash and due from financial institutions	$62,766	$63,155
Investments in time deposits	735	1,450
Securities available-for-sale	654,616	648,067
Equity securities	2,573	2,421
Loans held for sale	8,012	665
Loans, net of allowance for credit losses of $40,254 and $39,669	3,055,740	3,041,561
Other securities	27,901	30,352
Premises and equipment, net	40,910	47,166
Accrued interest receivable	14,070	13,453
Goodwill	125,520	125,520
Other intangible assets, net	6,756	7,883
Bank owned life insurance	62,756	62,783
Swap assets	3,684	5,308
Deferred taxes	19,503	21,681
Other assets	27,792	27,004
Total assets	$4,113,334	$4,098,469
LIABILITIES
Deposits
Noninterest-bearing	$651,934	$695,094
Interest-bearing	2,578,529	2,516,776
Total deposits	3,230,463	3,211,870
Short-term Federal Home Loan Bank advances	232,000	339,000
Long-term Federal Home Loan Bank advances	970	1,501
Subordinated debentures	104,213	104,089
Other borrowings	4,699	6,293
Swap liabilities	6,222	11,638
Accrued expenses and other liabilities	35,739	35,576
Total liabilities	3,614,306	3,709,967
SHAREHOLDERS’ EQUITY
Common shares, no par value, 40,000,000 shares authorized, 23,173,796 shares issued at September 30, 2025 and 19,340,021 shares issued at December 31, 2024, including Treasury shares	388,458	312,037
Retained earnings	230,798	205,408
Treasury shares, 3,861,070 common shares at September 30, 2025 and 3,852,354 common shares at December 31, 2024, at cost	(75,760)	(75,586)
Accumulated other comprehensive loss	(44,468)	(53,357)
Total shareholders’ equity	499,028	388,502
Total liabilities and shareholders’ equity	$4,113,334	$4,098,469

See notes to interim unaudited consolidated financial statements

CIVISTA BANCSHARES, INC.

Consolidated Statements of Operations (Unaudited)

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Interest and dividend income
Loans, including fees	$48,718	$46,898	$146,336	$136,328
Taxable securities	3,922	3,258	11,228	9,262
Tax-exempt securities	2,324	2,369	7,002	7,116
Deposits in other banks	276	216	678	756
Total interest and dividend income	55,240	52,741	165,244	153,462
Interest expense
Deposits	16,347	16,926	47,621	48,418
Federal Home Loan Bank advances	3,070	5,338	11,619	15,956
Subordinated debentures	1,170	1,244	3,496	3,732
Other borrowings	108	—	376	—
Total interest expense	20,695	23,508	63,112	68,106
Net interest income	34,545	29,233	102,132	85,356
Provision for credit losses - loans	378	1,346	2,797	5,188
Provision for (recovery of) credit losses - off-balance sheet credit exposures	(178)	(325)	(5)	(520)
Net interest income after provision	34,345	28,212	99,340	80,688
Noninterest income
Service charges	1,667	1,595	4,756	4,523
Net gain (loss) on equity securities	255	223	152	156
Net gain on sale of loans and leases	1,450	1,427	2,895	3,179
ATM/Interchange fees	1,435	1,402	4,179	4,201
Wealth management fees	1,402	1,443	4,067	4,055
Lease revenue and residual income	1,934	2,428	4,356	7,630
Bank owned life insurance	666	717	1,438	1,434
Swap fees	—	43	125	165
Other	824	821	2,114	3,390
Total noninterest income	9,633	10,099	24,082	28,733
Noninterest expense
Compensation expense	15,161	15,726	44,216	46,922
Net occupancy expense	1,466	1,293	4,519	3,959
Contracted data processing	559	636	1,662	1,740
FDIC assessment	627	560	2,189	1,592
State franchise tax	536	480	1,696	1,444
Professional services	1,225	1,134	5,113	3,532
Equipment expense	2,205	2,345	6,072	7,314
ATM/Interchange expense	755	616	2,018	1,873
Marketing	391	716	976	1,640
Amortization of core deposit intangibles	318	363	988	1,120
Software maintenance expense	1,480	1,203	4,051	3,568
Other operating expenses	3,604	3,323	9,435	9,521
Total noninterest expense	28,327	28,395	82,935	84,225
Income before taxes	15,651	9,917	40,487	25,196
Income tax expense	2,891	1,551	6,544	3,406
Net Income	$12,760	$8,366	$33,943	$21,790
Earnings per common share, basic	$0.68	$0.53	$2.04	$1.39
Earnings per common share, diluted	$0.68	$0.53	$2.04	$1.39

See notes to interim unaudited consolidated financial statements

CIVISTA BANCSHARES, INC.

Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net income	$12,760	$8,366	$33,943	$21,790
Other comprehensive income (loss):
Unrealized holding gains (losses) on available-for-sale securities	12,055	18,354	10,994	9,743
Tax effect	(2,555)	(3,932)	(2,369)	(2,124)
Unrealized holding gains (losses) on balance sheet swap	52	—	52	—
Tax effect	—	—	—	—
Reclassification of gains recognized in net income	—	—	—	—
Tax effect	—	—	—	—
Pension liability adjustment	—	—	268	—
Tax effect	—	—	(56)	—
Total other comprehensive income (loss)	9,552	14,422	8,889	7,619
Comprehensive income	$22,312	$22,788	$42,832	$29,409

See notes to interim unaudited consolidated financial statements

CIVISTA BANCSHARES, INC.

Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)

(In thousands, except share data)

	Common Shares				Accumulated Other	Total
	Outstanding Shares	Amount	Retained Earnings	Treasury Shares	Comprehensive Loss	Shareholders’ Equity
Balance, June 30, 2025	15,529,342	$312,589	$221,321	$(75,753)	$(54,020)	$404,137
Net Income	—	—	12,760	—	—	12,760
Other comprehensive income	—	—	—	—	9,552	9,552
Stock-based compensation	(4,320)	203	—	—	—	203
Stock issued for capital offering	3,788,238	75,666				75,666
Common stock dividends ($0.17 per share)	—	—	(3,283)	—	—	(3,283)
Purchase of common stock	(534)	—	—	(7)	—	(7)
Balance, September 30, 2025	19,312,726	$388,458	$230,798	$(75,760)	$(44,468)	$499,028

	Common Shares				Accumulated Other	Total
	Outstanding Shares	Amount	Retained Earnings	Treasury Shares	Comprehensive Loss	Shareholders’ Equity
Balance, June 30, 2024	15,737,222	$311,529	$192,186	$(75,574)	$(54,333)	$373,808
Net Income	—	—	8,366	—	—	8,366
Other comprehensive income	—	—	—	—	14,422	14,422
Stock-based compensation	—	372	—	—	—	372
Common stock dividends ($0.16 per share)	—	—	(2,518)	—	—	(2,518)
Purchase of common stock	(694)	—	—	(12)	—	(12)
Balance, September 30, 2024	15,736,528	$311,901	$198,034	$(75,586)	$(39,911)	$394,438

See notes to interim unaudited consolidated financial statements

	Common Shares				Accumulated Other	Total
	Outstanding Shares	Amount	Retained Earnings	Treasury Shares	Comprehensive Loss	Shareholders’ Equity
Balance, December 31, 2024	15,487,667	$312,037	$205,408	$(75,586)	$(53,357)	$388,502
Net Income	—	—	33,943	—	—	33,943
Other comprehensive income	—	—	—	—	8,889	8,889
Stock-based compensation	45,537	755	—	—	—	755
Stock issued for capital offering	3,788,238	75,666				75,666
Common stock dividends ($0.51 per share)	—	—	(8,553)	—	—	(8,553)
Purchase of common stock	(8,716)	—	—	(174)	—	(174)
Balance, September 30, 2025	19,312,726	$388,458	$230,798	$(75,760)	$(44,468)	$499,028

	Common Shares				Accumulated Other	Total
	Outstanding Shares	Amount	Retained Earnings	Treasury Shares	Comprehensive Loss	Shareholders’ Equity
Balance, December 31, 2023	15,695,424	$311,166	$183,788	$(75,422)	$(47,530)	$372,002
Net Income	—	—	21,790	—	—	21,790
Other comprehensive income	—	—	—	—	7,619	7,619
Stock-based compensation	50,060	735	—	—	—	735
Common stock dividends ($0.48 per share)	—	—	(7,544)	—	—	(7,544)
Purchase of common stock	(8,956)	—	—	(164)	—	(164)
Balance, September 30, 2024	15,736,528	$311,901	$198,034	$(75,586)	$(39,911)	$394,438

See notes to interim unaudited consolidated financial statements

CIVISTA BANCSHARES, INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2025	2024
Net cash provided by operating activities	$33,661	$25,850
Cash flows used for investing activities:
Maturities, paydowns, calls and purchases of investments in time securities	715	(225)
Maturities, paydowns and calls of securities, available-for-sale	58,758	16,264
Purchases of securities, available-for-sale	(59,576)	(15,965)
Purchase of other securities	(11,459)	(9,584)
Redemption of other securities	13,910	6,949
Purchase of bank owned life insurance	—	(1,315)
Proceeds from bank owned life insurance	1,193	—
Net change in loans	(13,975)	(183,334)
Proceeds from sale of premises and equipment	913	—
Purchases of premises and equipment	(936)	(93)
Net cash used for investing activities	(10,457)	(187,303)
Cash flows from financing activities:
Repayment of long-term FHLB advances	(531)	(794)
Net change in short-term FHLB advances	(107,000)	(50,953)
Repayment of other borrowings	(1,594)	(3,540)
Increase in deposits	18,593	238,704
Net proceeds from common stock issuance	75,666	—
Purchase of treasury shares	(174)	(164)
Common stock dividends paid	(8,553)	(7,544)
Net cash (used)/provided by financing activities	(23,593)	175,709
(Decrease)/increase in cash and cash equivalents	(389)	14,256
Cash and cash equivalents at beginning of period	63,155	60,406
Cash and cash equivalents at end of period	$62,766	$74,662
Cash paid during the period for:
Interest	$63,539	$61,808
Income taxes	7,362	4,865
Supplemental cash flow information:
Transfer of loans from portfolio to other real estate owned	209	—
Change in fair value of swap asset	5,364	4,285
Change in fair value of swap liability	(5,416)	(4,285)

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

FCIA is wholly-owned by CBI and was formed to allow CBI and its subsidiaries to participate in commission revenue generated through CBI's third-party insurance agreement. FCIA revenue was less than 1% of total revenue for each of the quarters ended September 30, 2025 and 2024. WSP is wholly-owned by CBI and was formed to hold properties repossessed by CBI subsidiaries. WSP revenue was less than 1% of total revenue for each of the quarters ended September 30, 2025 and 2024. CRMI is a captive insurance company that is wholly-owned by CBI and was formed in 2017 to provide property and casualty insurance coverage to CBI and its subsidiaries for which insurance may not be currently available or economically feasible in the insurance marketplace. CRMI revenue was less than 1% of total revenue for each of the quarters ended September 30, 2025 and 2024. FCI is wholly-owned by Civista and holds and manages its securities portfolio. The operations of FCI are located in Wilmington, Delaware.

Agreement and Plan of Merger with The Farmers Savings Bank

On July 10, 2025, CBI and Civista entered into an Agreement and Plan of Merger (the “Merger Agreement”) with The Farmers Savings Bank, an Ohio-chartered bank headquartered in Spencer, Ohio (“Farmers”). Upon the terms and subject to the conditions of the Merger Agreement, at the effective time of the merger (the “Effective Time”), Farmers will merge with and into Civista, with Civista being the surviving bank in the merger (the “FSB Merger”). The acquisition of Farmers will add two branches in Medina and Lorain Counties in Northeast Ohio. As of September 30, 2025, Farmers reported total assets of $293 million, net loans of $106 million, and total deposits of $236 million.

Under the terms and subject to the conditions of the Merger Agreement, which has been unanimously approved by the Boards of Directors of both companies, CBI agreed to pay $34.925 million in cash and issue 1,434,491 common shares, in aggregate, for all of the outstanding Farmers shares, subject to potential adjustment based on Farmers’ equity prior to closing being $56.0 million. This implies an aggregate deal value of approximately $66.7 million based on the closing price of CBI’s common shares on October 24, 2025 of $22.18.

Civista has received all required regulatory approvals for the FSB merger, which is expected to close in November 2025, pending approval by Farmer's shareholders and satisfaction of other customary closing conditions.

Offering of Common Shares

On July 10, 2025, CBI announced an underwritten public offering of up to a maximum of 3,788,238 of its common shares. CBI subsequently closed on the sale of 3,294,120 common shares on July 14, 2025, and the sale of an additional 494,118 common shares on July 16, 2025 pursuant to the underwriters’ exercise of their overallotment option, at the public offering price of $21.25 per share. The aggregate net proceeds from the Offering to CBI were approximately $75.7 million, after deducting $608 of direct expenses and the underwriting discount of $4.2 million. As of September 30, 2025, the net proceeds from the offering was used to pay-down short-term

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

FHLB advances, but the long-term strategic plan is to use the net proceeds for general corporate purposes, which may include supporting organic growth opportunities and future strategic transactions.

The accompanying Unaudited Consolidated Financial Statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company’s financial position as of September 30, 2025 and its results of operations and changes in cash flows for the periods ended September 30, 2025 and 2024 have been made. The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the operating results for the full year. Reference is made to the accounting policies of the Company described in the notes to the Audited Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024. The Company has consistently followed these policies in preparing this Quarterly Report on Form 10-Q, with the additions made to the accounting policy for derivatives to address derivatives designated as hedges, as described in Note 14.

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

Revisions: The Company has voluntarily revised amounts reported in a previously issued financial statement to correct one immaterial error. Certain prior year amounts have been reclassified between non-interest income and non-interest expense for the first, second, and third quarters of 2024 to correct the presentation of certain intercompany amounts. The immaterial error was fully corrected as of the nine months ended September 30, 2025. These revisions had no impact to the Company's net income.

Recently Adopted and Newly Issued but Not Yet Effective Accounting Standards:

In November 2023, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU apply to all public entities that are required to report segment information in accordance with FASB ASC Topic 280, Segment Reporting. The amendments in this ASU are intended to improve reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The amendments require that a public entity disclose, on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker ("CODM") and included within each reported measure of segment profit or loss. Public entities are required to disclose, on an annual and interim basis, an amount for other segment items by reportable segment and a description of its composition. In addition, public entities must provide all annual disclosures about a reportable segment’s profit or loss and assets currently required by FASB ASC Topic 280, Segment Reporting, in interim periods. The amendments clarify that if the CODM uses more than one measure of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources, a public entity may report one or more of those additional measures of segment profit. However, at least one of the reported segment profit or loss measures (or the single reported measure, if only one is disclosed) should be the measure that is most consistent with the measurement principles used in measuring the corresponding amounts in the public entity’s consolidated financial statements. The amendments require that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Finally, the amendments require that a public entity that has a single reportable segment provide all the disclosures required by the amendments in the ASU and all existing segment disclosures in ASC Topic 280. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. A public entity should apply the amendments retrospectively to all prior periods presented in the financial statements. Upon transition, the segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. The Company adopted ASU 2023-07 in 2024 with little impact as currently, the Company's financial service operations are considered by management to be aggregated in one reportable segment.

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

In March 2024, the FASB issued ASU 2024-01, Compensation - Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards. The amendments clarify how an entity determines whether a profits interest or similar award is (i) within scope of Compensation - Stock Compensation (Topic 718) or (ii) not a share-based payment arrangement and therefore within the scope of other guidance. The amendments are effective for fiscal years beginning after December 15, 2024. The impact of ASU 2024-01 is not expected to be material to the Company's Consolidated Financial Statements.

In November 2024, the FASB issued ASU 2024-03: Income Statement-Reporting Comprehensive Income Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. This ASU does not change the expense captions an entity presents on the face its income statement. ASU 2024-03 can be applied prospectively, and it is effective for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption and retrospective applications are permitted. The Company is currently evaluating the impact of ASU 2024-03 on its Consolidated Financial Statements.

In May 2025, the FASB issued ASU 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity ("VIE"). The ASU revises the guidance in ASC 805 to clarify that, in determining the accounting acquirer in "a business combination that is effected primarily by exchanging equity interests in which a VIE is acquired," an entity would be required to consider the factors in ASC 805-10-55-12 through 55-15. Previously, the accounting acquirer in such transactions was always the primary beneficiary. The amendments in this ASU are effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal reporting periods. Early adoption is permitted as of the beginning of an interim or fiscal reporting period. The Company is currently evaluating the impact of ASU 2025-03, but it is not expected to have a material impact on its Consolidated Financial Statements.

(3) Securities

The amortized cost and fair market value of available-for-sale securities and the related gross unrealized gains and losses recognized were as follows:

September 30, 2025	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities and obligations of U.S. government agencies	$67,035	$238	$(1,527)	$65,746
Obligations of states and political subdivisions	346,530	547	(25,471)	321,606
Mortgage-backed securities in government sponsored entities	292,048	436	(25,220)	267,264
Total debt securities (1)	$705,613	$1,221	$(52,218)	$654,616

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

(1) Excludes accrued interest receivable on securities of $3,755 and $4,351 at September 30, 2025 and December 31, 2024, respectively, that is recorded in Accrued interest receivable on the Consolidated Balance Sheets.

The amortized cost and fair value of debt securities at September 30, 2025, by contractual maturity, is shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

Available for sale	Amortized Cost	Fair Value
Due in one year or less	$30,107	$29,753
Due after one year through five years	63,042	60,790
Due after five years through ten years	59,369	59,031
Due after ten years	261,047	237,778
Mortgage-backed securities	292,048	267,264
Total securities available-for-sale	$705,613	$654,616

There were no proceeds from sales of debt securities available-for-sale, gross realized gains or gross realized losses for the three and nine months ended September 30, 2025 or September 30, 2024.

Securities are pledged by the Company from time to time to secure public deposits, other deposits and liabilities as required by law. The carrying value of pledged securities was approximately $235,206 and $206,600 as of September 30, 2025 and December 31, 2024, respectively.

The following tables show the fair value and gross unrealized losses, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2025 and December 31, 2024:

September 30, 2025	12 Months or less		More than 12 months		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury securities and obligations of U.S. government agencies	$987	$—	$54,108	$(1,527)	$55,095	$(1,527)
Obligations of states and political subdivisions	49,651	(514)	187,277	(24,957)	236,928	(25,471)
Mortgage-backed securities in gov’t sponsored entities	37,617	(274)	178,272	(24,946)	215,889	(25,220)
Total	$88,255	$(788)	$419,657	$(51,430)	$507,912	$(52,218)

December 31, 2024	12 Months or less		More than 12 months		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury securities and obligations of U.S. government agencies	$32,388	$(51)	$55,000	$(3,243)	$87,388	$(3,294)
Obligations of states and political subdivisions	98,965	(806)	173,668	(26,192)	272,633	(26,998)
Mortgage-backed securities in gov’t sponsored entities	28,322	(329)	186,173	(32,252)	214,495	(32,581)
Total	$159,675	$(1,186)	$414,841	$(61,687)	$574,516	$(62,873)

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

At September 30, 2025, there were a total of 427 securities in the portfolio with unrealized losses mainly due to higher current market rates when compared to the time of purchase. At December 31, 2024, the Company owned 508 securities that were in an unrealized loss position. The unrealized losses on securities have not been recognized into income because the issuers’ securities are of high credit quality, management has the intent and ability to hold these securities for the foreseeable future, and the decline in fair value is largely due to currently higher market rates when compared to the time of purchase. The fair value is expected to recover as the securities approach their maturity date or reset date. The Company does not intend to sell until recovery and does not believe selling will be required before recovery.

Each quarter, we perform an analysis to determine if any of the unrealized losses on securities available-for-sale are comprised of credit losses as compared to unrealized losses due to market interest rate adjustments. Our assessment includes a review of the unrealized loss for each security issuance held; the financial condition and near-term prospects of the issuer, including external credit ratings and recent downgrades; and our ability and intent to hold the security for a period of time sufficient for a recovery in value. We also consider the extent to which the securities are issued by the federal government or its agencies, and any guarantee of issued amounts by those agencies. The portfolio continues to consist of a mix of fixed and floating-rate, high quality securities, largely rated AA (or better), displaying an overall effective duration of approximately 3.0 years. No credit losses were determined to be present as of September 30, 2025, as there was no credit quality deterioration noted. Therefore, no provision for credit losses on securities was recognized for the third quarter of 2025.

The following table presents the net gains and losses on equity investments recognized in earnings for the three and nine months ended September 30, 2025 and 2024, and the portion of unrealized gains and losses for the period that relates to equity investments held at September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net gains (losses) recognized on equity securities during the period	$255	$223	$152	$156
Less: Net gains (losses) realized on the sale of equity securities during the period	—	—	—	—
Unrealized gains (losses) recognized on equity securities held at reporting date	$255	$223	$152	$156

Equity securities consisting of investments in other financial institutions totaled $2.6 million as of September 30, 2025 and $2.4 million as of December 31, 2024.

Stock of the Federal Home Loan Bank of Chicago (“FHLBC”), the Federal Reserve Bank of Cleveland (“FRBC”), United Bankers' Bancorp, Farmer Mac and Norwalk Community Development Corp are included as Other securities on the Company's Consolidated Balance Sheets. FHLBC stock was recorded at $16.1 million at September 30, 2025 and $18.5 million at December 31, 2024. FRBC stock was recorded at $11.5 million at both September 30, 2025 and December 31, 2024. United Bankers' Bancorp stock was recorded at $225 at both September 30, 2025 and December 31, 2024. Farmer Mac stock was recorded at $42 at both September 30, 2025 and December 31, 2024. Norwalk Community Development Corp stock was recorded at $2 at both September 30, 2025 and December 31, 2024. Other securities are carried at cost, classified as restricted securities, and periodically evaluated for impairment based on ultimate recovery of par value.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

(4) Loans

Loan balances were as follows:

	September 30, 2025	December 31, 2024
Commercial & Agriculture	$302,407	$328,488
Commercial Real Estate- Owner Occupied	384,176	374,367
Commercial Real Estate- Non-Owner Occupied	1,216,031	1,225,991
Residential Real Estate	842,362	763,869
Real Estate Construction	278,163	305,992
Farm Real Estate	23,713	23,035
Lease Financing Receivables	38,960	46,900
Consumer and Other	10,182	12,588
Total loans	3,095,994	3,081,230
Allowance for credit losses	(40,254)	(39,669)
Net loans	$3,055,740	$3,041,561

Included in total loans above are net deferred loan fees of $473 and $2,686 at September 30, 2025 and December 31, 2024, respectively.

The Company elected to exclude accrued interest receivable from the amortized cost basis of loans disclosed in this Note 4 and in Note 5 (Allowance for Credit Losses). As of September 30, 2025 and December 31, 2024, accrued interest receivable on loans totaled $10,080 and $9,077, respectively, and is included in the Accrued interest receivable line item on the Company's Consolidated Balance Sheet.

Lease financing receivables consist of sales-type and direct financing leases for equipment, with terms typically ranging from two to six years. On direct financing leases, the Company obtains third-party residual value guarantees to reduce its residual asset risk. The net investment in direct financing and sales-type leases was comprised of the following as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
Minimum lease payments receivable	$43,371	$53,284
Unguaranteed residual assets	857	1,286
Unamortized direct costs	58	—
Unearned income	(5,326)	(7,670)
Total net investment in direct financing and sales-type leases	$38,960	$46,900

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

(5) Allowance for Credit Losses

The following table presents, by portfolio segment, the changes in the allowance for credit losses ("ACL") for the three and nine months ended September 30, 2025 and 2024.

Allowance for credit losses:

For the three months ended September 30, 2025	Beginning balance	Charge-offs	Recoveries	Provision	Ending Balance
Commercial & Agriculture	$6,057	$(249)	$39	$531	$6,378
Commercial Real Estate:
Owner Occupied	4,612	—	—	74	4,686
Non-Owner Occupied	11,321	—	—	(1,189)	10,132
Residential Real Estate	13,075	(14)	35	890	13,986
Real Estate Construction	3,695	—	—	(141)	3,554
Farm Real Estate	305	—	—	(4)	301
Lease Financing Receivables	1,214	(395)	—	247	1,066
Consumer and Other	176	(4)	9	(30)	151
Total	$40,455	$(662)	$83	$378	$40,254

For the nine months ended September 30, 2025	Beginning balance	Charge-offs	Recoveries	Provision	Ending Balance
Commercial & Agriculture	$6,586	$(684)	$375	$101	$6,378
Commercial Real Estate:
Owner Occupied	4,327	—	—	359	4,686
Non-Owner Occupied	11,404	(1,350)	3	75	10,132
Residential Real Estate	11,866	(130)	76	2,174	13,986
Real Estate Construction	3,708	—	—	(154)	3,554
Farm Real Estate	226	—	—	75	301
Lease Financing Receivables	1,361	(546)	43	208	1,066
Consumer and Other	191	(20)	21	(41)	151
Total	$39,669	$(2,730)	$518	$2,797	$40,254

For the three and nine months ended September 30, 2025, the Company provided $378 and $2,797, respectively, to the allowance for credit losses, as compared to a provision of $1,346 and $5,188, respectively, for the three and nine months ended September 30, 2024. The Company experienced an increase in the allowance for credit losses year-to-date as required by our current expected credit loss ("CECL") model primarily due to loan growth. Lower provisions were primarily attributable to the slowdown in net loan growth as net loans grew $14.2 million for the nine months ended September 30, 2025, compared to $178.2 million for the same period in 2024, coupled with a decrease in specific reserves primarily related to one client that made a large paydown during the nine months ended September 30, 2025.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

For the three months ended September 30, 2024	Beginning balance	Charge-offs	Recoveries	Provision	Ending Balance
Commercial & Agriculture	$5,348	$—	$15	$(284)	$5,079
Commercial Real Estate:
Owner Occupied	4,328	—	—	37	4,365
Non-Owner Occupied	14,421	—	—	126	14,547
Residential Real Estate	9,416	(1)	19	1,288	10,722
Real Estate Construction	3,647	—	—	69	3,716
Farm Real Estate	261	—	—	(40)	221
Lease Financing Receivables	2,210	(15)	—	166	2,361
Consumer and Other	268	(26)	11	2	255
Unallocated	20	—	—	(18)	2
Total	$39,919	$(42)	$45	$1,346	$41,268

For the nine months ended September 30, 2024	Beginning balance	Charge-offs	Recoveries	Provision	Ending Balance
Commercial & Agriculture	$7,587	$(1,079)	$263	$(1,692)	$5,079
Commercial Real Estate:
Owner Occupied	4,723	—	0	(358)	4,365
Non-Owner Occupied	12,056	(174)	12	2,653	14,547
Residential Real Estate	8,489	(67)	178	2,122	10,722
Real Estate Construction	3,388	—	12	316	3,716
Farm Real Estate	260	—	—	(39)	221
Lease Financing Receivables	297	(186)	1	2,249	2,361
Consumer and Other	341	(74)	34	(46)	255
Unallocated	19	—	—	(17)	2
Total	$37,160	$(1,580)	$500	$5,188	$41,268

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

Homogeneous loans, generally Residential Real Estate, Real Estate Construction, and Consumer and Other loans, are not risk-graded, except when collateral is used for a business purpose. These loans are monitored based on performance, with performing loans included as Pass and nonperforming loans included as Substandard.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

Based on the most recent analysis performed, the risk category of loans at September 30, 2025, and year-to-date gross charge-offs as of September 30, 2025, by type and year of originations, was as follows:

	Term Loans Amortized Cost Basis by Origination Year

							Revolving
	2025	2024	2023	2022	2021	Prior	Loans	Total
Commercial & Agriculture
Pass	$47,595	$52,702	$38,622	$24,214	$18,250	$4,575	$87,114	$273,072
Special Mention	500	—	669	1,291	2,720	944	8,586	14,710
Substandard	331	4,766	1,786	700	11	—	5,523	13,117
Doubtful	—	—	—	—	—	—	1,508	1,508
Total Commercial & Agriculture	$48,426	$57,467	$41,077	$26,205	$20,980	$5,520	$102,732	$302,407
Commercial & Agriculture:
Current-period gross charge-offs	$—	$—	$541	$128	$15	$—	$—	$684

Commercial Real Estate - Owner Occupied
Pass	$29,936	$34,986	$42,194	$69,701	$55,072	$126,680	$7,940	$366,507
Special Mention	345	—	1,520	202	4,680	1,928	72	8,749
Substandard	—	—	1,555	2,965	—	3,020	1,380	8,920
Doubtful	—	—	—	—	—	—	—	—
Total Commercial Real Estate - Owner Occupied	$30,281	$34,986	$45,269	$72,868	$59,751	$131,629	$9,392	$384,176
Commercial Real Estate - Owner Occupied:
Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial Real Estate - Non-Owner Occupied
Pass	$31,409	$71,542	$254,600	$295,210	$150,949	$359,624	$25,134	$1,188,468
Special Mention	4,615	—	—	1,532	7,922	-	—	14,069
Substandard	12,354	—	—	—	—	654	—	13,009
Doubtful	484	—	—	—	—	—	—	484
Total Commercial Real Estate - Non-Owner Occupied	$48,862	$71,542	$254,600	$296,741	$158,871	$360,279	$25,134	$1,216,031
Commercial Real Estate - Non-Owner Occupied:
Current-period gross charge-offs	$—	$—	$—	$—	$800	$550	$—	$1,350

Residential Real Estate
Pass	$54,508	$138,916	$121,061	$106,709	$84,730	$139,042	$189,197	$834,163
Special Mention	—	59	—	—	557	263	350	1,230
Substandard	—	—	328	1,392	629	2,088	1,052	5,488
Doubtful	—	1,020	—	—	—	—	461	1,481
Total Residential Real Estate	$54,508	$139,995	$121,389	$108,101	$85,917	$141,393	$191,060	$842,362
Residential Real Estate:
Current-period gross charge-offs	$—	$—	$—	$40	$39	$51	$—	$130

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

							Revolving
	2025	2024	2023	2022	2021	Prior	Loans	Total
Real Estate Construction
Pass	$81,024	$66,273	$75,223	$27,513	$4,474	$7,918	$10,023	$272,449
Special Mention	—	—	—	5,000	—	—	—	5,000
Substandard	—	—	714	—	—	—	—	714
Doubtful	—	—	—	—	—	—	—	—
Total Real Estate Construction	$81,024	$66,273	$75,937	$32,513	$4,474	$7,918	$10,023	$278,163
Real Estate Construction:
Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Farm Real Estate
Pass	$847	$348	$2,078	$462	$1,932	$14,219	$1,954	$21,840
Special Mention	—	—	—	368	—	158	905	1,431
Substandard	—	—	—	—	42	400	—	443
Doubtful	—	—	—	—	—	—	—	—
Total Farm Real Estate	$847	$348	$2,078	$830	$1,975	$14,778	$2,859	$23,713
Farm Real Estate:
Current-period charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Lease Financing Receivables
Pass	$7,949	$11,671	$10,532	$3,958	$729	$45	$—	34,883
Special Mention	—	275	1,388	66	—	—	—	1,729
Substandard	47	1,467	384	451	—	—	—	2,349
Doubtful	—	—	-	—	—	—	—	—
Total Lease Financing Receivables	$7,996	$13,413	$12,303	$4,475	$729	$45	$—	$38,960
Lease Financing Receivables:
Current-period charge-offs	$—	$—	$110	$435	$—	$1	$—	$546

Consumer and Other
Pass	$2,244	$1,447	$2,599	$1,360	$799	$199	$1,510	$10,158
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	17	7	—	—	24
Doubtful	—	—	—	—	—	—	—	—
Total Consumer and Other	$2,244	$1,447	$2,599	$1,377	$806	$199	$1,510	$10,182
Consumer and Other:
Current-period charge-offs	$—	$—	$5	$5	$4	$6	$—	$20
Total Loans	$274,188	$385,471	$555,251	$543,109	$333,504	$661,761	$342,710	$3,095,994
Total Loans:
Current-period charge-offs	$—	$—	$656	$608	$858	$608	$—	$2,730

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

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following tables include an aging analysis of the recorded investment in past due loans outstanding as of September 30, 2025 and December 31, 2024.

September 30, 2025	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans	Past Due 90 Days and Accruing
Commercial & Agriculture	$112	$48	$429	$589	$301,818	302,407	$85
Commercial Real Estate:
Owner Occupied	—	—	7	7	384,169	384,176	—
Non-Owner Occupied	—	654	484	1,138	1,214,893	1,216,031	—
Residential Real Estate	538	1,391	2,000	3,929	838,433	842,362	—
Real Estate Construction	—	—	—	—	278,163	278,163	—
Farm Real Estate	—	—	400	400	23,313	23,713	—
Lease Financing Receivables		327	449	776	38,184	38,960	92
Consumer and Other	80	15	17	112	10,070	10,182	—
Total	$730	$2,435	$3,786	$6,951	$3,089,043	$3,095,994	$177

December 31, 2024	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans	Past Due 90 Days and Accruing
Commercial & Agriculture	$825	$114	$1,374	$2,313	$326,175	$328,488	$—
Commercial Real Estate:
Owner Occupied	—	—	225	225	374,142	374,367	225
Non-Owner Occupied	69	8,000	2,514	10,583	1,215,408	1,225,991	—
Residential Real Estate	5,504	1,634	2,273	9,411	754,458	763,869	—
Real Estate Construction	—	—	—	—	305,992	305,992	—
Farm Real Estate	—	—	—	—	23,035	23,035	—
Lease Financing Receivables	575	351	909	1,835	45,065	46,900	—
Consumer and Other	181	37	3	221	12,367	12,588	—
Total	$7,154	$10,136	$7,298	$24,588	$3,056,642	$3,081,230	$225

The following table presents loans on nonaccrual status as of September 30, 2025.

September 30, 2025	Nonaccrual loans with a related ACL	Nonaccrual loans without a related ACL	Total Nonaccrual loans
Commercial & Agriculture	$7,719	$3,166	$10,885
Commercial Real Estate:
Owner Occupied	7	2,840	2,847
Non-Owner Occupied	1,194	—	1,194
Residential Real Estate	5,040	1,482	6,522
Real Estate Construction	—	—	—
Farm Real Estate	401	—	401
Lease Financing Receivables	807	—	807
Consumer and Other	24	—	24
Total	$15,192	$7,488	$22,680

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

Nonaccrual Loans: Loans are considered for nonaccrual status upon reaching 90 days delinquency, unless the loan is well secured and in the process of collection, although the Company may be receiving partial payments of interest and partial repayments of principal on such loans. When a loan is placed on nonaccrual status, previously accrued but unpaid interest is deducted from interest income. Payments received on nonaccrual loans are applied to the unpaid principal balance. A loan may be returned to accruing status only if one of two conditions are met: (1) the loan is well-secured and none of the principal and interest has been past due for a minimum of 90 days or (2) the principal and interest payments are reasonably assured and a sustained period of performance has occurred, generally six months.

Modifications to Borrowers Experiencing Financial Difficulty: There was one loan modified to a borrower experiencing financial difficulty during the three months ended September 30, 2025 and two loans modified to a borrower experiencing financial difficulty during the nine months ended September 30, 2025. There were no loans modified during the three and nine months ended September 30, 2024. The allowance for credit losses incorporates an estimate of lifetime expected credit losses and is recorded on each loan upon loan origination or acquisition. The starting point for the estimate of the allowance for credit losses is historical loss information, which includes losses from modifications of loans to borrowers experiencing financial difficulty. The Company uses probability of default/loss given default, discounted cash flows or remaining life method to determine the allowance for credit losses. An assessment of whether a borrower is experiencing financial difficulty is made on the date of a modification. Because the effect of most modifications made to borrowers experiencing financial difficulty is already included in the allowance for credit losses because of the measurement methodologies used to estimate the allowance, a change to the allowance for credit losses is generally not recorded upon modification.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following table shows the amortized cost basis at the end of the reporting period of the loans modified to borrowers experiencing financial difficulty, disaggregated by loan category and type of modification granted during the nine months ended September 30, 2025. The percentage of the amortized cost basis of loans that were modified to borrowers experiencing financial difficulty as compared to the amortized cost basis of each class of loan category is also presented below:

Loans Modifications Made to Borrowers Experiencing Financial Difficulty
September 30, 2025
(Dollars in Thousands)
	Term Extension		Payment Deferral
Loan Type	Amortized Cost Basis	Percent of total loans by category	Amortized Cost Basis	Percent of total loans by category
Commercial & Agriculture	$87	0.03%	$—	—
Commercial Real Estate:
Owner Occupied	—	—	—	—
Non-Owner Occupied	—	—	—	—
Residential Real Estate	—	—	—	—
Real Estate Construction	—	—	—	—
Farm Real Estate	—	—	—	—
Leasing Financing Receivables	—	—	—	—
Consumer and Other	—	—	—	—
Total Loan Modifications	$87		$—

Upon the Company's determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is written off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount. The Company closely monitors the performance of the loans that were modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. There were no modification loans that had a payment default during the three and nine months ended September 30, 2025 and September 30, 2024, and were modified during the twelve months prior to that default to borrowers experiencing financial difficulty.

The following table presents the payment status of the loans that were modified to borrowers experiencing financial difficulties in the last twelve months ended September 30, 2025.

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Non-Accrual
Commercial & Agriculture	$—	$—	$—	$—	$7,622	$7,610
Commercial Real Estate:
Owner Occupied	—	—	—	—	—	—
Non-Owner Occupied	—	—	484	484	—	484
Residential Real Estate	—	—	—	—	—	—
Real Estate Construction	—	—	—	—	—	—
Farm Real Estate	—	—	—	—	—	—
Lease Financing Receivables	—	—	—	—	—	—
Consumer and Other	—	—	—	—	—	—
Total	$—	$—	$484	$484	$7,622	$8,094

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

The following table presents the amortized cost basis of collateral dependent loans, which are individually evaluated to determine expected credit losses, and the related allowance for credit losses allocated to these loans as of September 30, 2025 and December 31, 2024.

September 30, 2025	Real Estate	Other	Allowance for Credit Losses
Commercial & Agriculture	$—	$2,760	$584
Commercial Real Estate:
Owner Occupied	2,840	—	—
Non-Owner Occupied	484	—	—
Residential Real Estate	1,481	—	—
Real Estate Construction	—	—	—
Farm Real Estate	—	—	—
Lease Financing Receivables	—	—	—
Consumer and Other	—	—	—
Total	$4,805	$2,760	$584

December 31, 2024	Real Estate	Other	Allowance for Credit Losses
Commercial & Agriculture	$—	$8,179	$1,679
Commercial Real Estate:
Owner Occupied	—	—	—
Non-Owner Occupied	10,514	—	674
Residential Real Estate	2,131	—	—
Real Estate Construction	—	—	—
Farm Real Estate	—	—	—
Lease Financing Receivables	—	665	6
Consumer and Other	—	—	—
Total	$12,645	$8,844	$2,359

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

Foreclosed Assets Held For Sale

Foreclosed assets acquired in settlement of loans are carried at fair value less estimated costs to sell and are included in Other assets on the Consolidated Balance Sheets. As of September 30, 2025 and December 31, 2024, the Company had initiated formal foreclosure procedures on $1,263 and $669, respectively, of Residential Real Estate loans.

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

The following table lists the allowance for credit losses on off-balance sheet credit exposures as of the three and nine months ended September 30, 2025 and September 30, 2024:

	Three Months Ended
	September 30,
	2025	2024
Beginning of Period	$3,553	3,706
Provision for (recovery of)	(178)	(325)
End of Period	$3,375	$3,381

	Nine months Ended
	September 30,
	2025	2024
Beginning of Period	$3,380	3,901
Provision for (recovery of)	(5)	(520)
End of Period	$3,375	$3,381

(6) Accumulated Other Comprehensive Income (Loss)

The following tables present the changes in each component of accumulated other comprehensive income (loss), net of tax for the three- and nine-month periods ended September 30, 2025 and September 30, 2024.

	For the Three-Month Period Ended				For the Three-Month Period Ended
	September 30, 2025(a)				September 30, 2024(a)
	Unrealized Gains and (Losses) on Available-for- Sale Securities (a)	Defined Benefit Pension Items (a)	Cashflow Hedge (a)	Total (a)	Unrealized Gains and (Losses) on Available-for- Sale Securities (a)	Defined Benefit Pension Items (a)	Total (a)
Beginning balance	$(49,726)	$(4,294)	$—	$(54,020)	$(49,827)	$(4,506)	$(54,333)
Other comprehensive loss before reclassifications	9,500	—	52	9,552	14,422	—	14,422
Net current-period other comprehensive loss	9,500	—	52	9,552	14,422	—	14,422
Ending balance	$(40,226)	$(4,294)	$52	$(44,468)	$(35,405)	$(4,506)	$(39,911)

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

	For the Nine-Month Period Ended				For the Nine-Month Period Ended
	September 30, 2025(a)				September 30, 2024(a)
	Unrealized Gains and (Losses) on Available-for- Sale Securities (a)	Defined Benefit Pension Items (a)	Cashflow Hedge (a)	Total (a)	Unrealized Gains and (Losses) on Available-for- Sale Securities (a)	Defined Benefit Pension Items (a)	Total (a)
Beginning balance	$(48,851)	$(4,506)	$—	$(53,357)	$(43,024)	$(4,506)	$(47,530)
Other comprehensive income (loss) before reclassifications	8,625	212	52	8,889	7,619	—	7,619
Net current-period other comprehensive income (loss)	8,625	212	52	8,889	7,619	—	7,619
Ending balance	$(40,226)	$(4,294)	$52	$(44,468)	$(35,405)	$(4,506)	$(39,911)

(a)
Amounts in parentheses indicate debits on the Consolidated Balance Sheets.

There were no amounts reclassified out of any component of accumulated other comprehensive income (loss) for the three- and nine- month periods ended September 30, 2025 and September 30, 2024.

(7) Goodwill and Intangible Assets

The carrying amount of goodwill was $125,520 at both September 30, 2025 and December 31, 2024.

Acquired intangible assets, other than goodwill, as of September 30, 2025 and December 31, 2024 were as follows:

	September 30, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Core deposit intangibles	$12,668	$8,650	$4,018	12,668	7,662	$5,006
Total amortized intangible assets	$12,668	$8,650	$4,018	$12,668	$7,662	$5,006

Aggregate core deposit intangible amortization expense was $318 and $363 for the three months ended September 30, 2025 and 2024, respectively. Aggregate core deposit intangible amortization expense was $988 and $1,120 for the nine months ended September 30, 2025 and 2024, respectively.

Activity for mortgage servicing rights ("MSRs") for the three and nine months ended September 30, 2025 and September 30, 2024 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Mortgage Servicing Rights:
Balance at Beginning of Period	$2,775	$2,974	$2,877	$3,018
Additions	41	90	89	199
Additions from acquisition	—	—	—	—
Disposals	—	—	—	—
Amortized to expense	(78)	(125)	(228)	(278)
Other charges	—	—	—	—
Change in valuation allowance	—	—	—	—
Balance at End of Period	$2,738	$2,939	$2,738	$2,939

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

There was no valuation allowance for the three and nine months ended September 30, 2025 and September 30, 2024.

Estimated amortization expense for each of the next five years and thereafter is as follows:

	MSRs	Core deposit intangibles	Total
2025 (1)	$40	$318	$358
2026	159	1,193	1,352
2027	156	1,071	1,227
2028	150	793	943
2029	149	282	431
Thereafter	2,084	361	2,445
	$2,738	$4,018	$6,756

(1) 2025 includes three months of amortization expense for the period from October 1, 2025 through December 31, 2025.

(8) Short-Term and Other Borrowings

Short-term borrowings, which consist of federal funds purchased and short-term FHLB advances, are summarized as follows:

	September 30, 2025	December 31, 2024
	Short-term Borrowings	Short-term Borrowings
Fed Funds Purchased	$—	$—
FHLB Advances:
Single maturity fixed rate advances	$100,000	$—
Interest rate on balance	4.22%	—
Overnight advances	$132,000	$339,000
Interest rate on balance	4.18%	4.42%
Total Short-term FHLB Advances	$232,000	$339,000

The single maturity fixed rate advances is one advance that matures on October 17, 2025.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	Short-term Borrowings	Short-term Borrowings	Short-term Borrowings	Short-term Borrowings
Maximum indebtedness	$412,200	$497,500	$465,000	$501,500
Rate	4.44%	5.50%	4.44%	5.50%
End of period balance	$232,000	$287,047	$232,000	$287,047
Rate	4.20%	4.88%	4.20%	4.88%
Average balance	$272,985	$388,022	$346,737	$385,801
Rate	4.45%	5.46%	4.47%	5.51%

Average balance during the period represents daily averages. Average rate paid represents interest expense divided by the related average balances.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following table summarizes the Company's subordinated debentures at September 30, 2025 and December 31, 2024.

	September 30, 2025	December 31, 2024
	Subordinated Debentures	Subordinated Debentures
Subordinated Debentures:
First Citizens Statutory Trust II	$7,732	$7,732
First Citizens Statutory Trust III	12,887	12,887
First Citizens Statutory Trust IV	5,155	5,155
Futura TPF Trust I	2,578	2,578
Futura TPF Trust II	1,997	1,997
Long-Term Subordinated Debentures, net of unamortized debt issuance costs	73,864	73,740
Total Subordinated Debentures	$104,213	$104,089

Other borrowings, which consist of secured borrowings from other institutions for the right to participate in the future payments of specific leases originated by the CLF division of Civista, totaled $4,699 and $6,293 at September 30, 2025 and December 31, 2024, respectively. The weighted average rate on these borrowings was 8.17% and 6.72% at September 30, 2025 and December 31, 2024, respectively. The weighted average life was 21 months and 30 months at September 30, 2025 and December 31, 2024, respectively.

(9) Earnings per Common Share

The Company has granted restricted stock awards with non-forfeitable rights (with respect to dividends), which are considered participating securities. Accordingly, earnings per common share are computed using the two-class method as required by ASC 260-10-45. Basic earnings per common share are computed as net income available to common shareholders divided by the weighted average number of common shares outstanding during the period, which excludes the participating securities. Diluted earnings per common share include the dilutive effect, if any, of additional potential common shares issuable under the Company’s equity incentive plan, computed using the treasury stock method. The Company had no dilutive securities for the three and nine months ended September 30, 2025 and September 30, 2024.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Basic
Net income	$12,760	$8,366	$33,943	$21,790
Less allocation of earnings and dividends to participating securities	61	177	173	455
Net income available to common shareholders—basic	$12,699	$8,189	$33,770	$21,335
Weighted average common shares outstanding	18,767,607	15,736,966	16,605,546	15,720,714
Less average participating securities	91,743	332,531	85,141	328,447
Weighted average number of shares outstanding used in the calculation of basic earnings per common share	18,675,864	15,404,435	16,520,405	15,392,267
Earnings per common share:
Basic	$0.68	$0.53	$2.04	$1.39
Diluted	0.68	0.53	2.04	1.39

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

(10) Commitments, Contingencies and Off-Balance Sheet Risk

Some financial instruments, such as loan commitments, credit lines, letters of credit and overdraft protection, are issued to meet customers’ financing needs. These are agreements to provide credit or to support the credit of others, as long as the conditions established in the contract are met, and usually have expiration dates. Commitments may expire without being used. Off-balance-sheet risk of credit loss exists up to the face amount of these instruments, although material losses are not anticipated. The same credit policies are used to make such commitments as are used for loans, including obtaining collateral at exercise of commitment. The contractual amounts of financial instruments with off-balance-sheet risk were as follows at September 30, 2025 and December 31, 2024:

	Contract Amount
	September 30, 2025		December 31, 2024
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitment to extend credit:
Lines of credit and construction loans	$27,355	$665,675	$31,940	$657,401
Overdraft protection	10	45,138	10	55,085
Letters of credit	16	107	782	244
Total	$27,381	$710,920	$32,732	$712,730

Commitments to make loans are generally made for a period of one year or less. Fixed rate loan commitments included in the table above had interest rates ranging from 3.10% to 8.0% at September 30, 2025 and from 3.1% to 8.9% at December 31, 2024. Maturities extend up to 30 years.

Civista is required to maintain certain reserve balances on hand in accordance with the Federal Reserve Board requirements. No reserve balance was maintained, or required to be maintained, in accordance with such requirements at September 30, 2025 and December 31, 2024.

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

Net periodic pension cost was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Service cost	$—	$—	$—	$—
Interest cost	96	95	288	286
Expected return on plan assets	(116)	(138)	(348)	(413)
Other components	—	—	—	—
Net periodic pension benefit	$(20)	$(43)	$(60)	$(127)

The Company does not expect to make any contribution to its pension plan in 2025. The Company made no contribution to its pension plan in 2024.

(12) Equity Incentive Plan

At the Company’s 2014 annual meeting, the shareholders adopted the Company’s 2014 Incentive Plan (“2014 Incentive Plan”). The 2014 Incentive Plan authorized the Company to grant options, stock awards, stock units and other awards for up to 375,000 common shares of the Company. The 2014 Incentive Plan expired in accordance with its terms on April 16, 2024, and no further awards may be granted under the 2014 Incentive Plan after April 16, 2024. On February 20, 2024, the Company's Board of Directors adopted the Civista Bancshares, Inc. 2024 Incentive Plan (the "2024 Incentive Plan"), which was subsequently approved by the shareholders of the Company

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

at the Annual Meeting of Shareholders held on April 16, 2024. The 2024 Incentive Plan authorizes the Company to grant options, stock awards, stock units and other awards for up to 450,000 common shares of the Company. There were 392,550 shares available for grants under the 2024 Incentive Plan at September 30, 2025.

No options were granted under the 2014 Incentive Plan or the 2024 Incentive Plan during the three and nine months ended September 30, 2025 and September 30, 2024.

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

The following is a summary of the Company’s outstanding restricted common shares and changes therein for the three and nine months ended September 30, 2025:

	Three Months Ended		Nine Months Ended
	September 30, 2025		September 30, 2025
	Number of Restricted Shares	Weighted Average Grant Date Fair Value	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Nonvested at beginning of period	96,692	$19.69	90,331	$19.14
Granted	—	—	39,587	21.46
Vested	(1,492)	17.95	(34,718)	20.21
Forfeited	(4,320)	19.67	(4,320)	19.67
Nonvested at end of period	90,880	$19.72	90,880	$19.72

The following is a summary of the status of the Company’s outstanding restricted common shares as of September 30, 2025:

At September 30, 2025
Date of Award	Shares	Remaining Expense	Remaining Vesting Period (Years)
March 3, 2021	2,095	10	0.25
March 3, 2022	3,983	61	1.25
March 14, 2023	8,702	145	2.25
March 14, 2023	8,817	47	0.25
March 12, 2024	18,982	241	3.25
March 12, 2024	9,185	88	1.25
September 9, 2024	858	13	2.00
March 11, 2025	20,158	372	4.25
March 11, 2025	18,100	298	2.25
	90,880	1,275	2.52

The Company recorded $203 and $372 of share-based compensation expense during the three months ended September 30, 2025 and 2024, respectively. The Company recorded $755 and $735 of share-based compensation expense during the nine months ended September 30, 2025 and 2024, respectively. At September 30, 2025, the total compensation cost related to unvested awards not yet recognized was $1,275, which was expected to be recognized over the weighted average remaining life of the grants of 2.52 years.

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

Real estate held for sale: Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. These assets are then reviewed monthly for valuation changes and are accounted for at lower of cost or fair value less estimated costs to sell. Fair value is commonly based on recent real estate appraisals which may utilize a single valuation approach or a combination of approaches including cost, comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments may be significant and typically result in a Level 2 classification of the inputs for determining fair value.

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

Swap assets/liabilities: The fair values of interest rate swap positions, both assets and liabilities, are based on valuation pricing models using an income approach reflecting readily observable market parameters such as interest rate yield curves (Level 2).

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

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

Assets and liabilities measured at fair value are summarized in the tables below.

	Fair Value Measurements at September 30, 2025 Using:
	(Level 1)	(Level 2)	(Level 3)
Assets measured at fair value on a recurring basis:
Securities available-for-sale
U.S. Treasury securities	$36,126	$—	$—
Obligations of U.S. Government agencies	—	29,620	$—
Obligations of states and political subdivisions	—	321,606	—
Mortgage-backed securities in government sponsored entities	—	267,264	—
Total securities available-for-sale	36,126	$618,490	—
Equity securities	—	2,573	—
Loans held for sale, at fair value	—	8,012	—
Swap asset	—	3,684	—
Liabilities measured at fair value on a recurring basis:
Swap liability	$—	$6,222	$—
Assets measured at fair value on a nonrecurring basis:
Collateral-dependent loans	$—	$—	$6,982

	Fair Value Measurements at December 31, 2024 Using:
	(Level 1)	(Level 2)	(Level 3)
Assets measured at fair value on a recurring basis:
Securities available-for-sale
U.S. Treasury securities	$64,571	$—	$—
Obligations of U.S. Government agencies	—	32,816	—
Obligations of states and political subdivisions	—	325,119	—
Mortgage-backed securities in government sponsored entities	—	225,561	—
Total securities available-for-sale	64,571	583,496	—
Equity securities	—	2,421	—
Loans held for sale	—	665	—
Swap asset	—	5,308	—
Liabilities measured at fair value on a recurring basis:
Swap liability	$—	$11,638	$—
Assets measured at fair value on a nonrecurring basis:
Collateral-dependent loans	$—	$—	$19,177

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following tables present quantitative information about the Level 3 significant unobservable inputs for assets and liabilities measured at fair value on a nonrecurring basis a September 30, 2025 and December 31, 2024.

	Quantitative Information about Level 3 Fair Value Measurements
September 30, 2025	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
Collateral-dependent loans	$6,982	Appraisals which utilize sales comparison, net income and cost approach	Discounts for collection issues and changes in market conditions	10 - 40%	23%

	Quantitative Information about Level 3 Fair Value Measurements
December 31, 2024	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
Collateral-dependent loans	$19,177	Appraisals which utilize sales comparison, net income and cost approach	Discounts for collection issues and changes in market conditions	10 - 75%	25%

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

The carrying amounts of cash and cash equivalents and accrued interest receivable, as a result of their short-term nature, are considered to be equal to fair value and are classified as Level 1.

The carrying amounts of investments in time deposits and loans held for sale are classified as Level 2.

The carrying amount of other securities, which consist of FHLB and other bank stock, approximates fair value as the stock is nonmarketable and has restrictions placed on its transferability.

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

The carrying amount and fair values of financial instruments not measured at fair value on a recurring or nonrecurring basis at September 30, 2025 were as follows:

September 30, 2025	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from financial institutions	$62,766	$62,766	$62,766	$—	$—
Investments in time deposits	735	735	—	735	—
Other securities	27,901	27,901	27,901	—	—
Loans, net of allowance	3,055,740	2,951,845	—	—	2,951,845
Accrued interest receivable	14,070	14,070	14,070	—	—
Financial Liabilities:
Nonmaturing deposits	2,203,706	2,203,706	2,203,706	—	—
Time deposits	1,026,757	1,029,837	—	—	1,029,837
Short-term FHLB advances	232,000	232,000	232,000	—	—
Long-term FHLB advances	970	946	—	—	946
Subordinated debentures	104,213	103,007	—	—	103,007
Other borrowings	4,699	4,699	—	—	4,699
Accrued interest payable	8,257	8,257	8,257	—	—

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

(14) Derivatives

Risk Management Objective Using Derivatives

The Company is exposed to certain risk arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk, primarily by managing the amount, sources, and duration of its assets and liabilities and the use of derivative financial instruments. Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Company’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company’s known or expected cash receipts and its known or expected cash payments.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

Interest Rate Swaps Designated as Cash Flow Hedge

The Company’s objectives in using interest rate derivatives are to add stability to interest income and expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company uses interest rate swaps as part of its interest rate risk management strategy. In September 2025, the Company entered into a derivative instrument designated as a cash flow hedge. For a derivative instrument that is designated as a cash flow hedge, the aggregate fair value of the swaps is recorded in swap assets or swap liabilities with changes in fair value recorded in other comprehensive income (loss), net of tax. The amount included in other comprehensive income would be reclassified to current earnings should all or a portion of the hedge no longer be considered effective. For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income (loss) and subsequently reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.

An interest rate swap with a notional amount totaling $100.0 million as of September 30, 2025 was designated as a cash flow hedge to hedge the risk of variability in cash flows (future interest payments) attributable to changes in the contractually specified benchmark interest rate on the Company's short-term fixed rate FHLB advances. The gross aggregate fair value of the swap was $52 and is recorded in swap assets in the Consolidated Balance Sheets at September 30, 2025, with changes recorded in other comprehensive income (loss). Amounts reported in accumulated other comprehensive income related to this derivative will be reclassified to interest expense as interest payments are paid on the Company's short-term fixed rate FHLB advances. The hedge was executed to pay fixed and receive variable rate cash flows. The hedge was determined to be effective during the period and the Company expects the hedge to remain effective during the remaining term of the swap. A summary of the interest rate swap designated as a cash flow hedge is presented below (dollars in thousands):

September 30, 2025
Notational amount Cash Flow Hedge	$100,000
Weighted average fixed pay rates	4.22%
Weighted average variable SOFR receive rates	4.13%
Weighted average remaining maturity (in years)	1.5
Fair Value	$52

Non-designated Hedges

Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain customers. To accommodate customer need and to support the Company’s asset/liability positioning, on occasion the Company enters into interest rate swaps with a customer and a bank counterparty. The interest rate swaps are free-standing derivatives and are recorded at fair value. The Company enters into a floating rate loan and a fixed rate swap with our customer. Simultaneously, the Company enters into an offsetting fixed rate swap with a bank counterparty. In connection with each swap transaction, the Company agrees to pay interest to the customer on a notional amount at a variable interest rate and receive interest from the customer on the same notional amount at a fixed interest rate. At the same time, the Company agrees to pay a bank counterparty the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount. These transactions allow the Company’s customer to effectively convert variable rate loans to fixed rate loans. Since the Company acts as an intermediary for its customer, changes in the fair value of the underlying derivative contracts offset each other and do not significantly impact the Company’s results of operations. These derivatives are not designated as hedging instruments and changes in fair value are recognized directly in earnings.

The Company presents non-designated derivative positions gross on the balance sheet for customers and net for financial institution counterparty positions subject to master netting arrangements. The fair value on the asset side was reduced by the margin call adjustment per the Company's netting arrangement in the amounts of $2,590 and $6,330 as of September 30, 2025 and December 31, 2024, respectively.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following table reflects the derivative instruments not designated as hedging instruments recorded on the balance sheet as of September 30, 2025 and December 31, 2024:

	September 30, 2025		December 31, 2024
	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in swap assets:
Interest rate swaps with loan customers in an asset position	$108,393	$2,937	$68,621	$1,169
Counterparty positions with financial institutions in an asset position	242,672	3,285	247,727	10,469
Total before netting adjustments		6,222		11,638
Netting adjustments - cash collateral posted by counterparties*		(2,590)		(6,330)
Total Swap assets		$3,632		$5,308
Included in swap liabilities:
Interest rate swaps with loan customers in a liability position	$134,278	$6,222	$179,106	$11,638
Counterparty positions with financial institutions in a liability position	—	—	—	—
Total before netting adjustments		6,222		11,638
Netting adjustments - cash collateral posted to counterparties**		—		—
Total Swap liabilities		$6,222		$11,638
*Cash collateral posted by counterparties represents the obligation to return cash collateral received from counterparties.
**Cash collateral posted to counterparties represents the right to reclaim cash collateral that was paid to counterparties.
Gross notional positions with customers	$242,672		$247,727
Gross notional positions with financial institution counterparties	$242,672		$247,727

The Company monitors and controls these derivative products with a comprehensive Board of Director approved commercial loan swap policy. Transactions must be approved in advance by the Lenders Loan Committee or the Board of Directors. The Company classifies changes in fair value of derivative instruments not designated as hedging instruments in Other noninterest income in the Consolidated Statements of Operation. There was no gain or loss recognized on derivative instruments not designated as hedging instruments for the period ended September 30, 2025 or the period ended September 30, 2024.

At September 30, 2025 and December 31, 2024, the Company did not have any cash or securities pledged for collateral on its interest rate swaps with third party financial institutions. Cash pledged for collateral on interest rate swaps is classified as restricted cash on the Consolidated Balance Sheets.

(15) Qualified Affordable Housing Project Investments

The Company invests in certain qualified affordable housing projects. At September 30, 2025 and December 31, 2024, the balance of the Company's investments in qualified affordable housing projects was $16,760 and $15,850, respectively. These balances are reflected in the Other assets line on the Consolidated Balance Sheets. The unfunded commitments related to the investments in qualified affordable housing projects totaled $5,479 and $5,668 at September 30, 2025 and December 31, 2024, respectively. These balances are reflected in the Accrued expenses and other liabilities line on the Consolidated Balance Sheets.

During the three months ended September 30, 2025 and 2024, the Company recognized amortization expense with respect to its investments in qualified affordable housing projects of $374 and $312, respectively, offset by tax credits and other benefits from its

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

investments in affordable housing tax credits of $416 and $461, respectively. During the nine months ended September 30, 2025 and 2024, the Company recognized amortization expense with respect to its investments in qualified affordable housing projects of $1,090 and $935, respectively, offset by tax credits and other benefits from its investments in affordable housing tax credits of $1,248 and $1,382, respectively. During the three and nine months ended September 30, 2025 and 2024, the Company did not incur any impairment losses related to its investments in qualified affordable housing projects.

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

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Noninterest Income
In-scope of Topic 606:
Service charges	$1,667	$1,595	$4,756	$4,523
ATM/Interchange fees	1,435	1,402	4,179	4,201
Wealth management fees	1,402	1,443	4,067	4,055
Other	1,677	754	3,053	3,875
Noninterest Income (in-scope of Topic 606)	6,181	5,194	16,055	16,654
Noninterest Income (out-of-scope of Topic 606)	3,452	4,905	8,027	12,079
Total Noninterest Income	$9,633	$10,099	$24,082	$28,733

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

The balance sheet information related to our operating leases were as follows as of September 30, 2025 and December 31, 2024:

	Classification on the Consolidated Balance Sheet	September 30, 2025	December 31, 2024
Assets:
Operating lease	Other assets	$2,562	$1,063
Liabilities:
Operating lease	Accrued expenses and other liabilities	$2,562	$1,063

The cost components of our operating leases were as follows for the three and nine months ended September 30, 2025 and September 30, 2024:

	Three Months Ended
	September 30,
	2025	2024
Lease cost
Operating lease cost	$198	$174
Short-term lease cost	11	11
Sublease income	(7)	(6)
Total lease cost	$202	$179

	Nine Months Ended
	September 30,
	2025	2024
Lease cost
Operating lease cost	$615	$630
Short-term lease cost	35	63
Sublease income	(17)	(28)
Total lease cost	$633	$665

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Maturities of our lease liabilities for all operating leases for each of the next five years and thereafter is as follows:

2025 (remaining three months ending December 31, 2025)	$198
2026	754
2027	740
2028	583
2029	395
Thereafter	78
Total lease payments	$2,748
Less: Imputed Interest	186
Present value of lease liabilities	$2,562

The weighted average remaining lease terms and discount rates for all of our operating leases were as follows as of September 30, 2025:

Weighted-average remaining lease term-operating leases (years)	3.40
Weighted-average discount rate-operating leases	3.88%

The Company is the lessor of equipment under operating leases to a wide variety of customers, from commercial and industrial to government and healthcare. The operating lease assets are presented on the balance sheet as premises and equipment. Total cost, net of accumulated depreciation, of leased assets was $14,917 and $19,136 as of September 30, 2025 and December 31, 2024, respectively. The Company records lease revenue over the term of the lease and retains ownership of the related assets which are depreciated over the estimated useful life, normally two to six years.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion focuses on the consolidated financial condition of the Company at September 30, 2025 compared to December 31, 2024, and the consolidated results of operations for the three and nine months ended September 30, 2025, compared to the same period in 2024. This discussion should be read in conjunction with the Unaudited Consolidated Financial Statements and Notes included in this Quarterly Report on Form 10-Q.

Forward-Looking Statements

This Quarterly Report on Form 10-Q may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995, relating to such matters as financial condition, anticipated operating results, cash flows, business line results, credit quality expectations, prospects for new lines of business, economic trends (including interest rates) and similar matters. Forward-looking statements reflect our expectations, estimates or projections concerning future results or events. These statements are generally identified by the use of forward-looking words or phrases such as “believe,” “belief,” “expect,” “anticipate,” “may,” “could,” “intend,” “intent,” “estimate,” “plan,” “foresee,” “likely,” “will,” “should” or other similar words or phrases. Forward-looking statements are not guarantees of performance and are inherently subject to known and unknown risks, uncertainties and assumptions that are difficult to predict and could cause our actual results, performance or achievements to differ materially from those expressed in or implied by the forward-looking statements. Such forward-looking statements could include, but are not limited to:

•
current and future economic and financial market conditions, including the effects of inflation, recession, unemployment, changes in interest rates, fiscal and monetary policy, current or future government shutdown, an increasing federal government budget deficit, slowing gross domestic product, tariffs, trade wars, and other factors beyond our control, any of which may result in adverse impacts on our deposit levels and composition, the quality of investment securities available for purchase, demand for loans, the ability of our borrowers to repay their loans, and the value of the collateral securing loans made by Civista;
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

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

•
risks related to the pending FSB Merger, including, without limitation, that we may not consummate the FSB Merger on the terms currently contemplated or at all; that the failure to complete the FSB Merger could negatively impact the price of our common shares and have a material adverse effect on our results of operations, cash flows and financial position; that, following the FSB Merger, we may be unable to integrate the business of Civista and FSB successfully or realize the anticipated benefits of the FSB Merger; that the synergies attributable to the FSB Merger may vary from expectations; and that the market price for our common shares following the closing of the FSB Merger may be affected by factors different from those that have historically affected or currently affect our common shares;
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
•
a failure to appropriately maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002, which could result in our inability to accurately report our financial results and adversely affect the market price of our common shares;
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
•
our ability to anticipate and successfully keep pace with technological changes affecting the financial services industry; and
•
other risks identified from time-to-time in the Company’s other public documents on file with the SEC, including those risks identified in “Item 1A. Risk Factors” of Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as supplement by "Item 1A. Risk Factors” of Part II of the Company’s Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2025 and June 30, 2025.

The Company does not undertake, and specifically disclaims, any obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect occurrence of anticipated or unanticipated events or circumstances after the date of such statements, except as required by law.

Agreement and Plan of Merger with The Farmers Savings Bank

On July 10, 2025, CBI and Civista entered into an Agreement and Plan of Merger (the “Merger Agreement”) with The Farmers Savings Bank, an Ohio-chartered bank headquartered in Spencer, Ohio (“Farmers”). Upon the terms and subject to the conditions of the Merger Agreement, at the effective time of the merger (the “Effective Time”), Farmers will merge with and into Civista, with Civista being the surviving bank in the merger (the “FSB Merger”). The acquisition of Farmers will add two branches in Medina and Lorain Counties in Northeast Ohio. As of September 30, 2025, Farmers reported total assets of $293 million, net loans of $106 million, and total deposits of $236 million.

Under the terms and subject to the conditions of the Merger Agreement, which has been unanimously approved by the Boards of Directors of both companies, CBI agreed to pay $34.925 million in cash and issue 1,434,491 common shares, in aggregate, for all of the outstanding Farmers shares, subject to potential adjustment based on Farmers’ equity prior to closing being $56.0 million. This implies an aggregate deal value of approximately $66.7 million based on the closing price of CBI’s common shares on October 24, 2025 of $22.18.

Civista has received all required regulatory approvals for the FSB merger, which is expected to close in November 2025, pending approval by Farmer's shareholders and satisfaction of other customary closing conditions.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Offering of Common Shares

On July 10, 2025, CBI announced an underwritten public offering of up to a maximum of 3,788,238 of its common shares. CBI subsequently closed on the sale of 3,294,120 common shares on July 14, 2025, and the sale of an additional 494,118 common shares on July 16, 2025 pursuant to the underwriters’ exercise of their overallotment option, at the public offering price of $21.25 per share. The aggregate net proceeds from the Offering to CBI were approximately $75.7 million, after deducting $608 of direct expenses and the underwriting discount of $4.2 million. As of September 30, 2025, the net proceeds from the offering was used to pay-down short-term FHLB advances, but the long-term strategic plan is to use the net proceeds for general corporate purposes, which may include supporting organic growth opportunities and future strategic transactions.

Financial Condition

Total assets of the Company at September 30, 2025 were $4,113,334 compared to $4,098,469 at December 31, 2024, an increase of $14,865, or 0.4%. The increase in total assets was mainly due to increases in net loans of $14,179, loans held for sale of $7,347, and securities available-for-sale of $6,549. These increases were partially offset by decreases in premises and equipment of $6,256, other securities of $2,451, deferred taxes of $2,178, and swap assets of $1,624. Total liabilities at September 30, 2025 were $3,614,306 compared to $3,709,967 at December 31, 2024, a decrease of $95,661, or 2.6%. The decrease in total liabilities was primarily attributable to a decrease in short-term FHLB advances of $107,000, partially offset by an increase in total deposits of $18,593.

Loans outstanding as of September 30, 2025 and December 31, 2024 were as follows:

	September 30, 2025	December 31, 2024	$ Change	% Change
Commercial & Agriculture	$302,407	$328,488	$(26,081)	-7.9%
Commercial Real Estate—Owner Occupied	384,176	374,367	9,809	2.6%
Commercial Real Estate—Non-Owner Occupied	1,216,031	1,225,991	(9,960)	-0.8%
Residential Real Estate	842,362	763,869	78,493	10.3%
Real Estate Construction	278,163	305,992	(27,829)	-9.1%
Farm Real Estate	23,713	23,035	678	2.9%
Lease Financing Receivables	38,960	46,900	(7,940)	-16.9%
Consumer and Other	10,182	12,588	(2,406)	-19.1%
Total loans	3,095,994	3,081,230	14,764	0.5%
Allowance for credit losses	(40,254)	(39,669)	(585)	1.5%
Net loans	$3,055,740	$3,041,561	$14,179	0.5%

Loans held for sale increased $7,347 since December 31, 2024. The increase was due to increases in both the number of loans and average loan balances held for sale. At September 30, 2025, 25 loans totaling $8,012 were held for sale as compared to 6 loans totaling $665 at December 31, 2024.

Net loans have increased $14,179, or 0.5%, since December 31, 2024. The increase at September 30, 2025 was mainly attributed to increases in one category, Residential Real Estate, partially offset by decreases in Real Estate Construction and Commercial & Agriculture. At September 30, 2025, the loan to deposit ratio was 95.8% compared to 95.9% at December 31, 2024.

During the first nine months of 2025, provisions made to the allowances for credit losses and off-balance sheet credit exposures totaled $2,792, compared to provisions of $4,668 during the same period in 2024. The decrease in the provision for the first nine months of 2025 was primarily the result of a decrease in specific reserves related to one large credit that made a significant paydown during the nine months ended September 30, 2025, in addition to lower net loan growth compared to 2024 and an improvement in delinquencies. CRE non-owner occupied 60 to 89 days past due category decreased from $8,000 to $654 during the nine months ended September 30, 2025. Commercial & Agriculture loan delinquencies decreased during the first nine months of 2025, primarily in the 30-59 days past due category, which decreased from $825 at December 31, 2024 to $112 at September 30, 2025. Residential Real Estate loans past due decreased from $9,411 at December 31, 2024 to $3,929 at September 30, 2025, mainly due to a decrease in delinquencies in 1-4 family first lien loans.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Reserves on the Lease Financing Receivables portfolio decreased at September 30, 2025, primarily related to lower balance growth in 2025 as the leasing division transitioned and focused on converting to a new core operating system. Total delinquencies on Lease Financing Receivables decreased from December 31, 2024 to September 30, 2025. Lease Financing Receivables 30-59 days past due and 60-89 days past due combined decreased from $926 to $327, and the balance of 90 days or greater past due also decreased from $909 to $449. Nonaccrual Lease Financing Receivables decreased from $1,238 at December 31, 2024 to $807 at September 30, 2025.

Net charge-offs for the first nine months ended September 30, 2025 totaled $2,212, compared to net charge-offs of $1,080 for the same period of 2024. For the first nine months ended September 30, 2025, the Company charged off a total of 45 loans and leases, consisting of 16 Commercial & Agriculture loans totaling $684, ten Lease Financing Receivables totaling $546, two Commercial Real Estate – Non-Owner Occupied loans totaling $1,350, 12 Consumer and Other loans totaling $20 and five Residential Real Estate totaling $130. The Commercial Real Estate - Non-Owner Occupied charge-offs of $1,350 are related to two loans that were previously identified and actively monitored by management, classified as nonaccrual and individually evaluated as of both December 31, 2024 and September 30, 2025. In addition, during the nine months ended September 30, 2025, the Company had recoveries on previously charged-off Commercial & Agriculture loans of $375, Commercial Real Estate – Non-Owner Occupied loans of $3, Residential Real Estate loans of $76, Leasing Financing Receivables of $43 and Consumer and Other loans of $21. For each loan category, as well as in total, the percentage of net charge-offs to loans was less than one percent. Each of these factors was considered by management as part of the examination of both the level and mix of the allowance by credit type as well as the overall level of the allowance.

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

Larger (greater than $350) Commercial & Agricultural and Commercial Real Estate loan relationships, as well as Residential Real Estate and Consumer loans and Lease Financing Receivables that are part of a larger relationship are individually evaluated on a quarterly basis, when they do not share similar risk characteristics with the collectively evaluated pools. These loans are analyzed to determine if it is probable that all amounts will not be collected according to the contractual terms of the loan agreement. If management determines that the value of the loan is less than the recorded investment in the loan (net of previous charge-offs, deferred loan fees or costs and unamortized premium or discount), impairment is recognized through an allowance estimate or a charge-off to the allowance. The Company’s policy for recognizing interest income on individually evaluated loans does not differ from its overall policy for interest recognition. Loans held for sale are excluded from consideration as individually evaluated. Loans are generally moved to nonaccrual status when 90 days or more past due. Loans, or portions thereof, are charged-off when deemed uncollectible. The allowance for credit losses as a percent of total loans was 1.30% at September 30, 2025 and 1.29% at December 31, 2024.

The available-for-sale securities portfolio increased by $6,549, from $648,067 at December 31, 2024 to $654,616 at September 30, 2025. Management continually evaluates our securities portfolio in response to established asset/liability management objectives, changing market conditions that could affect profitability, and the level of interest rate risk to which the Company is exposed. These evaluations may cause the Company to change the level of funds it deploys into investment securities and change the composition of its investment securities portfolio. As of September 30, 2025, the Company was in compliance with all pledging requirements.

Premises and equipment, net, decreased $6,256 from December 31, 2024 to September 30, 2025. The decrease was mainly the result of depreciation expenses of $5,201 coupled with maturing operating leases, partially offset by purchases. The decrease in depreciation was mainly attributable to leasing operations as operating leases matured. Since mid-2024, new lease originations have primarily consisted of finance leases which are recorded in Loans on the Consolidated Balance Sheets.

Swap assets decreased $1,624 from December 31, 2024 to September 30, 2025. The decrease was primarily the result of a decline in market value.

Total deposits as of September 30, 2025 and December 31, 2024 were as follows:

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

	September 30, 2025	December 31, 2024	$ Change	% Change
Noninterest-bearing demand	$651,934	$695,094	$(43,160)	-6.2%
Interest-bearing demand	415,620	419,583	(3,963)	-0.9%
Savings and money market	1,129,985	1,126,974	3,011	0.3%
Time deposits	601,757	469,954	131,803	28.0%
Brokered deposits	431,167	500,265	(69,098)	-13.8%
Total Deposits	$3,230,463	$3,211,870	$18,593	0.6%

The Company had approximately $512,458 and $431,713 of uninsured deposits as of September 30, 2025 and December 31, 2024, respectively. Uninsured deposit amounts are estimated based on the portions of customer account balances that exceed the FDIC insurance limit of $250.

Total deposits at September 30, 2025 increased $18,593 from December 31, 2024. Noninterest-bearing deposits, brokered deposits, and interest-bearing demand deposits decreased $43,160, $69,098, and $3,963, respectively, from December 31, 2024, while time deposits and savings and money markets increased $131,803 and $3,011, respectively, from December 31, 2024. The decrease in noninterest-bearing deposits was primarily due to a $46,104 decrease in noninterest-bearing business accounts, partially offset by an increase of $5,883 in noninterest-bearing public funds accounts. The decrease in interest-bearing demand deposits was primarily due to a decrease of $16,586 in Jumbo NOW and interest-bearing checking accounts, mostly offset by an increase in interest-bearing public funds accounts of $14,067. The $131,803 increase in time deposits was due to increases of $94,622 in jumbo time deposits and a $43,113 increase in retail time deposits, which were slightly offset by a decrease of $6,779 in reciprocal time deposits. The $3,011 increase in savings and money market accounts was primarily due to a $51,994 increase in business money market accounts, mostly offset by decreases of $36,493 in ICS demand and money market, $724 in retail money market savings, $7,110 in retail statement savings, and $3,958 in business savings accounts. The year-to-date average balance of total deposits increased $190,335, compared to the average balance for the same period in 2024, mainly due to increases of $162,887 in the average balance of demand and savings deposits and $67,482 in time deposits, partially offset by a $40,034 decrease in the average balance of noninterest-bearing deposits.

Short-term FHLB advances decreased $107,000 from December 31, 2024 to September 30, 2025, primarily as a result of the cash received from the capital raise that was completed in the third quarter of 2025.

Swap liabilities decreased $5,416 from December 31, 2024 to September 30, 2025. The decrease was the result of a decrease in fair value of swap liabilities.

Shareholders’ equity at September 30, 2025 was $499,028, or 12.1% of total assets, compared to $388,502, or 9.5% of total assets, at December 31, 2024. The increase was a result of net income of $33,943 coupled with $75,666 resulting from the capital raise completed in the third quarter of 2025, partially offset by dividends paid on common shares of $8,553.

Total outstanding common shares at September 30, 2025 were 19,312,726, which increased from 15,487,667 common shares outstanding at December 31, 2024. Common shares outstanding increased due to the issuance of 3,788,238 shares in the capital raise and the grant of 49,857 restricted common shares to certain officers under the Company’s 2024 Incentive Plan, partially offset by 8,716 common shares surrendered by officers to the Company to pay taxes upon vesting of restricted shares and 4,320 forfeited shares.

Results of Operations

Three Months Ended September 30, 2025 and 2024

The Company had net income of $12,760 for the three months ended September 30, 2025, an increase of $4,394 from net income of $8,366 for the same period of 2024. Basic and diluted earnings per common share were $0.68 for the quarter ended September 30, 2025, compared to $0.53 for the same period of 2024. In the third quarter of 2025, net income was decreased by $554 from non-recurring adjustments resulting from acquisition-related expenses from the previously announced merger with FSB that is expected to close in November 2025. The primary reasons for the changes in net income are explained below.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Net interest income for the three months ended September 30, 2025 was $34,545, an increase of $5,312 from $29,233 for the same period of 2024. This increase was a result of an increase of $2,499 in total interest and dividend income, coupled with a $2,813 decrease in total interest expense. Total interest-earning assets averaged $3,829,484 during the three months ended September 30, 2025, an increase of $123,618 from $3,705,866 for the same period of 2024. The Company’s total average interest-bearing liabilities increased from $2,898,978 during the three months ended September 30, 2024 to $2,957,458 during the three months ended September 30, 2025. The Company’s fully tax equivalent net interest margin for the three months ended September 30, 2025 and 2024 was 3.58% and 3.16%, respectively.

Total interest and dividend income was $55,240 for the three months ended September 30, 2025, an increase of $2,499 from $52,741 for the same period of 2024. The increase in interest and dividend income is attributable to a $1,820 increase in interest and fees on loans and a $664 increase in interest income on taxable securities. The $1,820 increase in interest and fees on loans is attributable to an increase in the average balance of loans. The average balance of loans increased by $96,149, or 3.2%, to $3,128,033 for the three months ended September 30, 2025, as compared to $3,031,884 for the same period of 2024.

Interest on taxable securities increased $664 to $3,922 for the three months ended September 30, 2025, compared to $3,258 for the same period of 2024. The average balance of taxable securities increased $38,632 to $402,216 for the three months ended September 30, 2025, as compared to $363,584 for the same period of 2024. The yield on taxable securities increased 33 basis points to 3.57% for the three months ended September 30, 2025, compared to 3.24% for the same period of 2024, resulting from the purchase of similar securities to replace matured securities with the new securities having higher rates than when the matured securities were originally purchased. Interest on tax-exempt securities decreased $45 to $2,324 for the three months ended September 30, 2025, compared to $2,369 for the same period of 2024. The average balance of tax-exempt securities decreased $16,532 to $274,722 for the three months ended September 30, 2025, as compared to $291,254 for the same period of 2024. The yield on tax-exempt securities increased 1 basis point to 3.84% for the three months ended September 30, 2025, compared to 3.83% for the same period of 2024.

Total interest expense decreased $2,813, or 12.0%, to $20,695 for the three months ended September 30, 2025, compared to $23,508 for the same period of 2024. For the three months ended September 30, 2025, the average balance of interest-bearing liabilities increased $58,480 to $2,957,458, as compared to $2,898,978 for the same period of 2024. Interest incurred on deposits decreased by $579 to $16,347 for the three months ended September 30, 2025, compared to $16,926 for the same period of 2024. The average balance of interest-bearing deposits increased by $168,934 to $2,574,153 for the three months ended September 30, 2025, as compared to the same period in 2024, slightly offset by a decrease in the rate paid on time deposits from 5.37% in 2024 to 4.01% in 2025. The decrease in rates on time deposits was primarily related to paying lower rates on retail and brokered CDs due to the lower rate environment in the third quarter of 2025 compared to the same period of 2024. Interest expense incurred on short-term FHLB advances decreased mainly due to the cash received from the capital raise which subsequently paid down short-term FHLB advances in the third quarter of 2025 and a decrease in rate paid because of the yield curve shifting downwards in 2025 compared to the same period of 2024.

The following table presents the condensed average balance sheets for the three months ended September 30, 2025 and 2024. The daily average loan amounts outstanding are net of unearned income and include loans held for sale and nonaccrual loans. The average balance of securities is computed using the carrying value of securities. Rates are annualized and taxable equivalent yields are computed using

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

a 21% tax rate for tax-exempt interest income. The average yield has been computed using the historical amortized cost average balance for available-for-sale securities.

	Three Months Ended September 30,
	2025			2024
Assets:	Average balance	Interest	Yield/ rate*	Average balance	Interest	Yield/ rate*
Interest-earning assets:
Loans, including fees**	$3,128,033	$48,718	6.18%	$3,031,884	$46,898	6.15%
Taxable securities	402,216	3,922	3.57%	363,584	3,258	3.24%
Tax-exempt securities	274,722	2,324	3.84%	291,254	2,369	3.83%
Interest-bearing deposits in other banks	24,513	276	4.47%	19,144	216	4.47%
Total interest-earning assets	$3,829,484	$55,240	5.69%	$3,705,866	$52,741	5.64%
Noninterest-earning assets:
Cash and due from financial institutions	34,261			36,868
Premises and equipment, net	42,638			51,342
Accrued interest receivable	14,230			13,802
Intangible assets	132,503			134,083
Bank owned life insurance	63,289			63,190
Other assets	59,667			57,856
Less allowance for loan losses	(40,380)			(40,068)
Total Assets	$4,135,692			$4,022,939
Liabilities and Shareholders Equity:
Interest-bearing liabilities:
Demand and savings	$1,536,897	$5,856	1.51%	$1,452,850	$4,074	1.12%
Time	1,037,256	10,491	4.01%	952,369	12,852	5.37%
Short-term FHLB advances	272,985	3,063	4.45%	388,022	5,328	5.46%
Long-term FHLB advances	1,011	7	2.59%	1,697	10	2.34%
Other borrowings	5,123	108	8.39%	—	—	0.00%
Subordinated debentures	104,186	1,170	4.46%	104,040	1,244	4.75%
Total interest-bearing liabilities	$2,957,458	$20,695	2.78%	$2,898,978	$23,508	3.23%
Noninterest-bearing deposits	662,872			687,364
Other liabilities	42,369			55,205
Shareholders’ Equity	472,993			381,392
Total Liabilities and Shareholders’ Equity	$4,135,692			$4,022,939
Net interest income and interest rate spread(1)		$34,545	2.91%		$29,233	2.41%
Net interest margin(2)			3.58%			3.16%

(1) Net interest spread represents the difference between the yield on average interest-earning assets and the cost of interest-bearing liabilities.

(2) Net interest margin represents net interest income divided by average interest-earning assets.

*Average yields are presented on a tax equivalent basis. The tax equivalent effect associated with loans and investments, included in the yields above, was $618 and $630 for the periods ended September 30, 2025 and 2024, respectively.

**Average balance includes nonaccrual loans.

Net interest income may also be analyzed by comparing the volume and rate components of interest income and interest expense. The following table provides an analysis of the changes in interest income and expense between the three months ended September 30, 2025 and 2024.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

	Increase (decrease) due to:
	Volume (1)	Rate (1)	Net
	(Dollars in thousands)
Interest income:
Loans, including fees	$1,496	$324	$1,820
Taxable securities	300	364	664
Tax-exempt securities	(56)	11	(45)
Interest-bearing deposits in other banks	60	—	60
Total interest income	$1,800	$699	$2,499
Interest expense:
Demand and savings	$247	$1,535	$1,782
Time	1,070	(3,431)	(2,361)
Short-term FHLB advances	(1,401)	(864)	(2,265)
Long-term FHLB advances	(5)	2	(3)
Other borrowings	108	—	108
Subordinated debentures	2	(76)	(74)
Total interest expense	$21	$(2,834)	$(2,813)
Net interest income	$1,779	$3,533	$5,312

(1)
The change in interest income and interest expense due to changes in both volume and rate, which cannot be segregated, has been allocated proportionately to the change due to volume and the change due to rate.

The Company provides for credit losses through regular provisions to the allowance for credit losses. During the three months ended September 30, 2025, the Company recorded a provision for credit losses for loans and off-balance sheet credit exposures of $200, a decrease of $821, from $1,021 during the three months ended September 30, 2024.

Noninterest income for the three month periods ended September 30, 2025 and 2024 was as follows:

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
Service charges	$1,667	$1,595	$72	4.5%
Net gain (loss) on equity securities	255	223	32	14.3%
Net gain on sale of loans and leases	1,450	1,427	23	1.6%
ATM/Interchange fees	1,435	1,402	33	2.4%
Wealth management fees	1,402	1,443	(41)	-2.8%
Lease revenue and residual income	1,934	2,428	(494)	-20.3%
Bank owned life insurance	666	717	(51)	-7.1%
Swap fees	—	43	(43)	-100.0%
Other	824	821	3	0.3%
Total noninterest income	$9,633	$10,099	$(466)	-4.6%

Total noninterest income for the three months ended September 30, 2025 was $9,633, a decrease of $466, or 4.6%, from $10,099 for the same period of 2024. Lease revenue and residual income decreased $494 for the three months ended September 30, 2025, compared

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

to the same period of 2024, mainly due to leasing originations being strategically curtailed in 2025 resulting from the CLF core system conversion. The core system conversion was completed late in the second quarter of 2025.

Noninterest expense for the three month periods ended September 30, 2025 and 2024 was as follows:

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
Compensation expense	$15,161	$15,726	$(565)	-3.6%
Net occupancy expense	1,466	1,293	173	13.4%
Contracted data processing	559	636	(77)	-12.1%
FDIC Assessment	627	560	67	12.0%
State franchise tax	536	480	56	11.7%
Professional services	1,225	1,134	91	8.0%
Equipment expense	2,205	2,345	(140)	-6.0%
ATM/Interchange expense	755	616	139	22.6%
Marketing	391	716	(325)	-45.4%
Amortization of core deposit intangibles	318	363	(45)	-12.4%
Software maintenance expense	1,480	$1,203	277	23.0%
Other	3,604	$3,323	281	8.5%
Total noninterest expense	$28,327	$28,395	$(68)	-0.2%

Total noninterest expense for the three months ended September 30, 2025 was $28,327, a decrease of $68, or 0.2%, from $28,395 reported for the same period of 2024. The decrease in total noninterest expense was primarily due to decreases in compensation and marketing expenses, mostly offset by increases in software maintenance and other expenses. The decrease in compensation expense was primarily due to an increase in the deferral of salaries and wages related to the loan originations in the third quarter of 2025. The decrease in marketing expense was mainly due to lower marketing and promotional expenses related to advertising and product marketing. The increase in software maintenance expenses was primarily a function of the renewal of current contracts at higher levels as we continue to enhance our systems and products to meet customer demand as well as create efficiencies for our employees. The increase in other expenses are mainly related to the non-recurring acquisition-related expense for the FSB Merger.

Income tax expense for the three months ended September 30, 2025 totaled $2,891, up $1,340 compared to the same period of 2024. The effective tax rates for the three month periods ended September 30, 2025 and 2024 were 18.5% and 15.6%, respectively. The increase in the effective tax rate for the three month period ended September 30, 2025, was primarily due to an increase in the forecasted pre-tax income outpacing the permanent differences for 2025, thus, creating more taxable income at the statutory tax rate of 21% and increasing the Company's effective tax rate. The difference between the statutory federal income tax rate and the Company’s effective tax rate is the permanent tax differences, primarily consisting of tax-exempt interest income from municipal investments and loans, low-income housing tax credits, tax-deductible captive insurance premiums and bank owned life insurance income.

Nine Months Ended September 30, 2025 and 2024

The Company had net income of $33,943 for the nine months ended September 30, 2025, an increase of $12,153 from net income of $21,790 for the same nine months of 2024. Basic and diluted earnings per common share were $2.04 for the nine months ended September 30, 2025, compared to $1.39 for the same period in 2024. The primary reasons for the changes in net income are explained below.

Net interest income for the nine months ended September 30, 2025 was $102,132, an increase of $16,776, from $85,356 for the same nine months of 2024. This increase was a result of an increase of $11,782 in total interest and dividend income, coupled with a $4,994 decrease in total interest expense. Total interest-earning assets averaged $3,824,289 during the nine months ended September 30, 2025, an increase of $197,921 from $3,626,368 for the same period of 2024. The Company’s total average interest-bearing liabilities increased from $2,811,188 during the nine months ended September 30, 2024 to $3,007,668 during the nine months ended September 30, 2025. The Company’s fully tax equivalent net interest margin for the nine months ended September 30, 2025 and 2024 was 3.58% and 3.16%, respectively. Net interest income was increased $1,621 in the nine months ended September 30, 2025, as a result of the non-recurring adjustments from the CLF core system conversion.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Total interest and dividend income increased $11,782 to $165,244 for the nine months ended September 30, 2025. This change was the result of an increase in the average balance of loans, accompanied by a higher yield on the portfolio. The average balance of loans increased by $162,261, or 5.5%, to $3,121,292 for the nine months ended September 30, 2025, as compared to $2,959,031 for the nine months ended September 30, 2024. The loan yield increased to 6.27% for 2025, from 6.15% in 2024.

Interest on taxable securities increased $1,966 to $11,228 for the nine months ended September 30, 2025, compared to $9,262 for the same period in 2024. The average balance of taxable securities increased $45,762 to $401,091 for the nine months ended September 30, 2025, as compared to $355,329 for the nine months ended September 30, 2024. The yield on taxable securities increased 31 basis points to 3.43% for 2025, compared to 3.12% for 2024. Interest on tax-exempt securities decreased $114 to $7,002 for the nine months ended September 30, 2025, compared to $7,116 for the same period in 2024. The average balance of tax-exempt securities decreased $11,921 to $279,668 for the nine months ended September 30, 2025, as compared to $291,589 for the nine months ended September 30, 2024. The yield on tax-exempt securities increased 3 basis points to 3.88% for 2025, compared to 3.85% for 2024.

Total interest expense decreased $4,994, or 7.3%, to $63,112 for the nine months ended September 30, 2025, compared to $68,106 for the same period in 2024. The change in interest expense can be attributed to a decrease in rate, mostly offset by an increase in the average balance of interest-bearing liabilities. For the nine months ended September 30, 2025, the average balance of interest-bearing liabilities increased $196,480 to $3,007,668, compared to $2,811,188 for the nine months ended September 30, 2024. Interest incurred on deposits decreased $797 to $47,621 for the nine months ended September 30, 2025, compared to $48,418 for the same period in 2024. The average balance of interest-bearing deposits increased by $230,369 for the nine months ended September 30, 2025, as compared to the same period in 2024. The rate paid on demand and savings accounts increased from 1.07% in 2024 to 1.48% in 2025, while the rate paid on time deposits decreased from 5.37% in 2024 to 4.09% in 2025. In addition, for the nine months ended September 30, 2025, the average balance of short-term FHLB balances decreased $39,064 to $346,737 from $385,801 compared to the same period in 2024, resulting from the aforementioned cash generated from the capital raise. The rate paid on subordinated debentures decreased 30 basis points for the nine months ended September 30, 2025, as compared to the same period in 2024.

The following table presents the condensed average balance sheets for the nine months ended September 30, 2025 and 2024. The daily average loan amounts outstanding are net of unearned income and include loans held for sale and nonaccrual loans. The average balance of securities is computed using the carrying value of securities. Rates are annualized and taxable equivalent yields are computed using a 21% tax rate for tax-exempt interest income. The average yield has been computed using the historical amortized cost average balance for available-for-sale securities.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

	Nine Months Ended September 30,
	2025			2024
Assets:	Average balance	Interest	Yield/ rate*	Average balance	Interest	Yield/ rate*
Interest-earning assets:
Loans, including fees**	$3,121,292	$146,336	6.27%	2,959,031	136,328	6.15%
Taxable securities	401,091	11,228	3.43%	355,329	9,262	3.12%
Tax-exempt securities	279,668	7,002	3.88%	291,589	7,116	3.85%
Interest-bearing deposits in other banks	22,238	678	4.07%	20,419	756	4.93%
Total interest-earning assets	$3,824,289	$165,244	5.75%	$3,626,368	$153,462	5.61%
Noninterest-earning assets:
Cash and due from financial institutions	39,232			34,807
Premises and equipment, net	44,563			53,318
Accrued interest receivable	13,908			13,254
Intangible assets	132,883			134,474
Bank owned life insurance	63,171			62,176
Other assets	59,410			61,225
Less allowance for loan losses	(40,295)			(38,876)
Total Assets	$4,137,161			$3,946,746
Liabilities and Shareholders Equity:
Interest-bearing liabilities:
Demand and savings	$1,554,969	$17,216	1.48%	$1,392,082	$11,113	1.07%
Time	994,788	30,405	4.09%	927,306	37,305	5.37%
Short-term FHLB advance	346,737	11,595	4.47%	385,801	15,921	5.51%
Long-term FHLB advance	1,225	24	2.57%	2,000	35	2.34%
Other borrowings	5,804	376	8.67%	—	—	—
Subordinated debentures	104,145	3,496	4.49%	103,999	3,732	4.79%
Total interest-bearing liabilities	$3,007,668	$63,112	2.81%	$2,811,188	$68,106	3.24%
Noninterest-bearing deposits	662,662			702,696
Other liabilities	42,910			60,282
Shareholders’ Equity	423,921			372,580
Total Liabilities and Shareholders’ Equity	$4,137,161			$3,946,746
Net interest income and interest rate spread(1)		$102,132	2.94%		$85,356	2.37%
Net interest margin(2)			3.58%			3.16%

(1) Net interest spread represents the difference between the yield on average interest-earning assets and the cost of interest-bearing liabilities.

(2) Net interest margin represents net interest income divided by average interest-earning assets.

*Average yields are presented on a tax equivalent basis. The tax equivalent effect associated with loans and investments, included in the yields above, was $1.9 million and $1.9 million for the periods ended September 30, 2025 and 2024, respectively.

**Average balance includes nonaccrual loans.

Net interest income may also be analyzed by comparing the volume and rate components of interest income and interest expense. The following table provides an analysis of the changes in interest income and expense between the nine months ended September 30, 2025 and 2024. The table is presented on a fully tax-equivalent basis.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

	Increase (decrease) due to:
	Volume (1)	Rate (1)	Net
	(Dollars in thousands)
Interest income:
Loans, including fees	$7,575	$2,433	$10,008
Taxable securities	998	968	1,966
Tax-exempt securities	(152)	38	(114)
Interest-bearing deposits in other banks	63	(141)	(78)
Total interest income	$8,484	$3,298	$11,782
Interest expense:
Demand and savings	$1,417	$4,686	$6,103
Time	2,563	(9,463)	(6,900)
Short-term FHLB advance	(1,506)	(2,820)	(4,326)
Long-term FHLB advance	(15)	4	(11)
Other borrowings	376	—	376
Subordinated debentures	5	(241)	(236)
Repurchase agreements	—	—	—
Total interest expense	$2,840	$(7,834)	$(4,994)
Net interest income	$5,644	$11,132	$16,776
(1)
The change in interest income and interest expense due to changes in both volume and rate, which cannot be segregated, has been allocated proportionately to the change due to volume and the change due to rate.

The Company provides for credit losses through regular provisions to the allowance for credit losses. During the nine months ended September 30, 2025, the Company recorded a provision for credit losses and off-balance sheet credit exposures of $2,792, a decrease of $1,876, from $4,668 during the nine months ended September 30, 2024.

Noninterest income for the nine months ended September 30, 2025 and 2024 was as follows:

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
Service charges	$4,756	$4,523	$233	5.2%
Net gain (loss) on equity securities	152	156	(4)	2.6%
Net gain on sale of loans and leases	2,895	3,179	(284)	-8.9%
ATM/Interchange fees	4,179	4,201	(22)	-0.5%
Wealth management fees	4,067	4,055	12	0.3%
Lease revenue and residual income	4,356	7,630	(3,274)	-42.9%
Bank owned life insurance	1,438	1,434	4	0.3%
Swap fees	125	165	(40)	-24.2%
Other	2,114	3,390	(1,276)	-37.6%
Total noninterest income	$24,082	$28,733	$(4,651)	-16.2%

Total noninterest income for the nine months ended September 30, 2025 was $24,082, a decrease of $4,651, or 16.2%, from $28,733 for the same period of 2024. Lease revenue and residual income decreased $3,274 for the nine months ended September 30, 2025, compared to the same period of 2024, mainly due to curtailing lease originations in 2025 while CLF implemented a new core operating system coupled with stronger lease originations in 2024, and a one-time non-recurring adjustment decreasing leasing revenue by $1,044 associated with CLF's core system conversion. Other income decreased $1,276 for the nine months ended September 30, 2025, compared to the same period of 2024, mostly related to lower fee revenue from CLF.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

The components of noninterest expense for the nine month periods ended September 30, 2025 and 2024 are as follows:

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
Compensation expense	$44,216	$46,922	$(2,706)	-5.8%
Net occupancy expense	4,519	3,959	560	14.1%
Contracted data processing	1,662	1,740	(78)	-4.5%
FDIC Assessment	2,189	1,592	597	37.5%
State franchise tax	1,696	1,444	252	17.5%
Professional services	5,113	3,532	1,581	44.8%
Equipment expense	6,072	7,314	(1,242)	-17.0%
ATM/Interchange expense	2,018	1,873	145	7.7%
Marketing	976	1,640	(664)	-40.5%
Amortization of core deposit intangibles	988	1,120	(132)	-11.8%
Software maintenance expense	4,051	3,568	483	13.5%
Other	9,435	9,521	(86)	-0.9%
Total noninterest expense	$82,935	$84,225	$(1,290)	-1.5%

Total noninterest expense for the nine months ended September 30, 2025 was $82,935, a decrease of $1,290, or 1.5%, from $84,225 reported for the same period of 2024. The decrease in total noninterest expense was primarily due to decreases in compensation expense and equipment expense, somewhat offset by increases in professional services. The decrease in compensation expense was primarily due to an increase in the deferral of salaries and wages related to loan originations in the first nine months of 2025 coupled with a decrease in the average number of full-time equivalent employees to 523 at September 30, 2025, compared to 531 for the same period of 2024, resulting in lower compensation and benefits costs. The decrease in equipment expense was primarily due to the $1,616 decrease in expenses related to operating lease contracts, which was partially offset by $737 in depreciation expense recorded to write down the net book value of certain assets identified as no longer in use. The increase in professional fees was attributable to utilizing consultants to assist in the transitioning of the new core operating system at CLF.

Income tax expense for the nine months ended September 30, 2025 totaled $6,544, up $3,138 compared to the same period of 2024. The effective tax rates for the nine months ended September 30, 2025 and 2024 were 16.2% and 13.5%, respectively. The increase in the effective tax rate for the nine month period ended September 30, 2025, was primarily due to an increase in the forecasted pre-tax income outpacing the permanent differences for 2025, thus, creating more taxable income at the statutory tax rate of 21% and increasing the Company's effective tax rate. The difference between the statutory federal income tax rate and the Company’s effective tax rate is the permanent tax differences, primarily consisting of tax-exempt interest income from municipal investments and loans, low-income housing tax credits, tax-deductible captive insurance premiums and bank owned life insurance income.

Capital Resources

Shareholders’ equity totaled $499,028 at September 30, 2025, compared to $388,502 at December 31, 2024. Shareholders’ equity increased during the first nine months of 2025 as a result of net income of $33,943 coupled with $75,666 resulting from the capital raise completed in the third quarter of 2025, partially offset by dividends on common shares of $8,553.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

All of the Company’s capital ratios exceeded the regulatory minimum guidelines as of September 30, 2025 and December 31, 2024 as identified in the following table:

	Total Risk Based Capital	Tier I Risk Based Capital	CET1 Risk Based Capital	Leverage Ratio
Company Ratios—September 30, 2025	17.8%	14.2%	13.3%	11.0%
Company Ratios—December 31, 2024	13.9%	10.4%	9.5%	8.6%
For Capital Adequacy Purposes	8.0%	6.0%	4.5%	4.0%
To Be Well Capitalized Under Prompt
Corrective Action Provisions	10.0%	8.0%	6.5%	5.0%

Liquidity

The Company maintains a conservative liquidity position. All securities, with the exception of equity securities, are classified as available-for-sale. Securities, with maturities of one year or less, totaled $29,753, or 4.55% of the total securities portfolio, at September 30, 2025. The available-for-sale securities portfolio helps to provide the Company with the ability to meet its funding needs. The Condensed Consolidated Statements of Cash Flows (Unaudited) contained in the Consolidated Financial Statements detail the Company’s cash flows from operating activities resulting from net earnings.

As reported in the Condensed Consolidated Statements of Cash Flows (Unaudited), our cash flows are classified for financial reporting purposes as operating, investing or financing cash flows. Net cash provided by operating activities was $33,661 and $25,850 for the nine months ended September 30, 2025 and 2024, respectively. The primary additions to cash from operating activities are from proceeds from the sale of loans. The primary use of cash from operating activities is from loans originated for sale. Net cash used for investing activities was $10,457 and $187,303 for the nine months ended September 30, 2025 and 2024, respectively, principally reflecting our loan and investment security activities. Cash (used)/provided by financing activities was ($23,593) and $175,709 for the nine months ended September 30, 2025 and 2024, respectively. The primary changes in financing activities is the decrease in short-term FHLB advances and the payment of common dividends, mostly offset by cash provided by proceeds from the capital raise as well as an increase in deposits.

Future loan demand of Civista may be funded by increases in deposit accounts, proceeds from payments on existing loans, the maturity of securities, and the sale of securities classified as available-for-sale. Additional sources of funds may also come from borrowing in the Federal Funds market and/or borrowing from the FHLB. Through its correspondent banks, Civista maintains federal funds borrowing lines totaling $50,000. As of September 30, 2025, Civista had total credit availability with the FHLB of $966,116 with standby letters of credit totaling $115,000 and a remaining borrowing capacity of approximately $618,147. In addition, CBI maintains a credit line with a third party lender totaling $10,000. No borrowings were outstanding by CBI under this credit line as of September 30, 2025.

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

The following table provides information about the Company’s financial instruments that were sensitive to changes in interest rates as of December 31, 2024 and September 30, 2025, based on certain prepayment and account decay assumptions that management believes are reasonable. The table shows the changes in the Company’s net portfolio value (in amount and percent) that would result from hypothetical interest rate increases of up to 400 basis points from 100 basis points and interest rate decreases of 100 basis points and up to 400 basis points at September 30, 2025 and December 31, 2024.

Net Portfolio Value
	September 30, 2025			December 31, 2024
Change in Rates	Dollar Amount	Dollar Change	Percent Change	Dollar Amount	Dollar Change	Percent Change
+400bp	783,947	63,867	8.9%	649,236	46,009	7.6%
+300bp	772,004	51,924	7.2%	640,723	37,496	6.2%
+200bp	758,117	38,037	5.3%	630,945	27,718	4.6%
+100bp	742,189	22,109	3.1%	620,021	16,794	2.8%
Base	720,080	—	0.0%	603,227	—	0.0%
-100bp	704,692	(15,388)	(2.1%)	584,528	(18,699)	(3.1%)
-200bp	686,262	(33,818)	(4.7%)	556,163	(47,064)	(7.8%)
-300bp	710,907	(9,173)	(1.3%)	530,688	(72,539)	(12.0%)
-400bp	803,744	83,664	11.6%	593,087	(10,140)	(1.7%)

The change in net portfolio value from December 31, 2024 to September 30, 2025, can be attributed to a couple of factors. The volume of assets and funding sources has changed, but the asset mix remains centered on loan and deposits. The volume of loans and deposits has increased, while the volume of short-term FHLB advances has decreased. The volume shifts from the end of the year contributed to an increase in the base net portfolio value. Additionally, the Company completed its underwritten public offering of common shares in the third quarter of 2025 resulting in aggregate net proceeds of approximately $75.7 million. Beyond the change in the base level of net portfolio value, projected movements in rates, up or down, would also lead to changes in market values. The change in the rates up scenarios for the 100, 200, 300 and 400 basis point movements would lead to a slightly larger increase in the market value of liabilities than assets. Accordingly, the Company sees an increase in the net portfolio value. The change in the rates down scenarios for the 100 and 200 basis point movements would lead to a larger decrease in the market value of liabilities than in assets, leading to a decrease in the net portfolio value with the exception of the down 300 and 400 basis point which has a higher market value of assets then liabilities.

Civista Bancshares, Inc.

Controls and Procedures

Form 10-Q

(Amounts in thousands, except share data)

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive and our principal financial officers, the Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures as of September 30, 2025, were effective.

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

Item 1A. Risk Factors

There were no material changes during the current period to the risk factors disclosed in “Item 1A. Risk Factors” of Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as supplemented by “Item 1A. Risk Factors” of Part II of the Company’s Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2025 and June 30, 2025.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

The following table details repurchases by the Company and purchases by "affiliated purchasers" as defined in Rule 10b-18(a)(3) under the Exchange Act of the Company's common shares during the third quarter ended September 30, 2025.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2025 - July 31, 2025	—	$—	—	$12,003,223
August 1, 2025 - August 31, 2025	—	$—	—	$12,003,223
September 1, 2025 - September 30, 2025	—	$—	—	$12,003,223
Total	—	$—	—	$12,003,223

On April 15, 2025, the Company announced a new common share repurchase program pursuant to which the Company is authorized to repurchase a maximum aggregate value of $13.5 million of its outstanding common shares through April 15, 2026. An aggregate of $12,003,223 of common shares remained available for repurchases under this program as of September 30, 2025.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the quarter ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Civista Bancshares, Inc.

/s/ Dennis G. Shaffer	November 5, 2025
Dennis G. Shaffer	Date
Chief Executive Officer and President

/s/ Ian Whinnem	November 5, 2025
Ian Whinnem	Date
Senior Vice President and Chief Financial Officer