Form 10-K
period 2025-12-31
CIVISTA BANCSHARES, INC.
filed 2026-03-06
CIK 944745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based upon the closing market price as of June 30, 2025 was $351,125,166. For this purpose, shares held by non-affiliates include all outstanding common shares except those beneficially owned by the directors and executive officers of the registrant.

As of February 18, 2026, there were 20,735,289 common shares, no par value, of the registrant issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the registrant’s 2026 Annual Meeting of Shareholders to be held on May 19, 2026 (the “2026 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

Item 1. Business

General Development of Business

CIVISTA BANCSHARES, INC. (“CBI” or the "Company") was organized under the laws of the State of Ohio on February 19, 1987 and is a registered financial holding company under the Gramm-Leach-Bliley Act of 1999, as amended (the “GLBA”). CBI’s office is located at 100 East Water Street, Sandusky, Ohio. CBI and its subsidiaries are sometimes referred to together as the “Company”. The Company had total consolidated assets of $4,336,453 at December 31, 2025.

CIVISTA BANK (“Civista”), owned by the Company since 1987, opened for business in 1884 as The Citizens National Bank. In 1898, Civista was reorganized under Ohio banking law and was known as The Citizens Bank and Trust Company. In 1908, Civista surrendered its trust charter and began operation as The Citizens Banking Company. The name Civista Bank was introduced during the first quarter of 2015 to distinguish ourselves from the many other banks using the “Citizens” name in our existing and prospective markets. Civista maintains its main office at 100 East Water Street, Sandusky, Ohio and operates branch banking offices in the following Ohio communities: Sandusky, Spencer, Wellington, Norwalk, Berlin Heights, Huron, Port Clinton, Castalia, New Washington, Shelby, Willard, Greenwich, Plymouth, Shiloh, Akron, Dublin, Plain City, Russells Point, Urbana, West Liberty, Quincy, Dayton, Beachwood, Gahanna, Napoleon, Malinta, Liberty Center, Holgate, Bowling Green, and in the following Indiana communities: Lawrenceburg, Aurora, West Harrison, Milan, Osgood and Versailles. Civista also operates loan production offices in Westlake, Ohio and Fort Mitchell, Kentucky and a leasing company office in Pittsburgh, Pennsylvania. Civista and its wholly owned subsidiaries as discussed below, accounted for 99.8% of the Company’s consolidated assets at December 31, 2025.

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

CIVB RISK MANAGEMENT, INC. (“CRMI”), a wholly owned subsidiary of CBI, is a Delaware-based captive insurance company which insures against certain risks unique to the operations of the Company and for which insurance may not be currently available or economically feasible in today’s insurance marketplace. CRMI pools resources with several other similar insurance company subsidiaries of financial institutions to spread a limited amount of risk among themselves. CRMI is subject to regulations of the State of Delaware and undergoes periodic examinations by the Delaware Department of Insurance.

Acquisition of The Farmers Savings Bank

At the close of business on November 6, 2025, Civista closed the previously announced acquisition of The Farmers Savings Bank ("FSB"). The acquisition added approximately $268.1 million of total assets, $106.2 million of total loans and leases, $236.1 million of total deposits, and two branches in Medina and Lorain Counties in Northeast Ohio. The 2025 results reflect inclusion of FSB since November 7, 2025.

Upon the closing of the acquisition, FSB was merged with and into Civista Bank. In addition, the management and organization structure was updated to reflect the combined organization. On-boarding of former FSB colleagues and their initial training remain ongoing. Certain of Civista's products and services are being introduced across the legacy FSB customer base, and customer-facing colleagues are focused on both growing and retaining customers. Technology conversions were completed in mid-February 2026, subsequent to year-end, and did not impact the Company's December 31, 2025 financial statements.

Offering of Common Shares

On July 10, 2025, CBI announced an underwritten public offering of up to a maximum of 3,788,238 of its common shares. CBI subsequently closed on the sale of 3,294,120 common shares on July 14, 2025, and the sale of an additional 494,118 common shares on July 16, 2025 pursuant to the underwriters' exercise of their overallotment option, at the public offering price of $21.25 per share. The aggregate net proceeds from the offering were approximately $75.7 million, after deducting $608 of direct expenses and the underwriting discount of $4.2 million. The net proceeds from the offering were initially used to pay-down short-term FHLB advances, but the long-term strategic plan is to use the net proceeds for general corporate purposes, which may include supporting organic growth opportunities and future strategic transactions.

Narrative Description of Business

General

The Company’s primary business is incidental to the subsidiary bank and its subsidiaries. Civista, through its locations in the Ohio counties of Erie, Crawford, Champaign, Cuyahoga, Franklin, Huron, Logan, Lorain, Madison, Medina, Montgomery, Ottawa, Richland, Henry, Wood and Summit, in the Indiana counties of Dearborn and Ripley and in the Kentucky county of Kenton, conducts general banking business that involves collecting customer deposits, making loans, purchasing securities, and offering trust services. Civista also engages in a general equipment leasing and financing business nationwide through its CLF division.

Interest and fees on loans accounted for 77% of total revenue for 2025, 75% of total revenue for 2024, and 73% of total revenue for 2023. The Company’s primary focus of lending continues to be real estate loans, both residential and commercial in nature. Commercial real estate loans comprised 50% of the total loan portfolio in 2025, 52% of the total loan portfolio in 2024, and 54% of the total loan portfolio in 2023. Residential real estate mortgage loans comprised 29% of the total loan portfolio in 2025, 25% of the total loan portfolio in 2024, and 23% of the total loan portfolio in 2023. Commercial and agriculture loans comprised 9% of the total loan portfolio in 2025, 11% in 2024, and 11% in 2023. Civista’s loan portfolio does not include any foreign-based loans, loans to lesser-developed countries or loans to CBI or its other subsidiaries.

On a parent company only basis, CBI’s primary source of funds is the receipt of dividends paid by its subsidiaries, principally Civista. The ability of Civista to pay dividends is subject to limitations under various laws and regulations and to prudent and sound banking principles. Generally, subject to certain minimum capital requirements, Civista may declare a dividend without the approval of the State of Ohio Division of Financial Institutions (the “ODFI”) unless the total of the dividends in a calendar year exceeds the total net profits of the bank for the year combined with the retained profits of the bank for the two preceding years. At December 31, 2025, Civista had $31,647 of accumulated net profits available to pay dividends to CBI without approval of the ODFI.

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

Expand Relationships in Our Communities

We emphasize relationship banking by maintaining and growing our customers and contacts with personal interaction by our bankers and management teams in the communities that we serve. We strive to do this by offering a full suite of competitive banking products through efficient and varied delivery channels tailored to the needs of our customers and potential customers. Civista, through its Civista Wealth Management division, also offers investment and advisory solutions. Our approach is personalized and focused on what our clients need. We provide individuals, families, business and non-profits with personalized investment management, 401(k) advisory services for employers, financial planning, trust services, and tailored lending.

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

Maintain Robust Capital and Liquidity Levels

The Company’s capital position provides a source of strength and continues to significantly exceed all regulatory capital guidelines as demonstrated by the December 31, 2025, Tier 1 Leverage ratios of the Company and Civista of 11.3% and 12.3%, respectively. We plan to continue to maintain robust capital reserves.

In addition to our robust capital levels, we maintain significant sources of both on- and off-balance sheet liquidity and plan to continue to do so. At December 31, 2025, our liquid assets included $77.3 million of short-term cash and equivalents supplemented by $681.9 million of investment securities classified as available for sale which can be readily sold or pledged as collateral, if necessary. In addition, we had the capacity to borrow additional funds totaling $696.0 million from the Federal Home Loan Bank ("FHLB") of Cincinnati at December 31, 2025.

Ensure the Adequacy of Our Allowance for Credit Losses

Despite the challenges presented by the economic and overall market conditions over the past five years, our reserve levels have remained adequate with our total allowance for credit losses amounting to $42.0 million at December 31, 2025.

Market Area and Competition

At December 31, 2025, our primary market area consisted of the counties in which we currently operate branches, and loan production offices, including Erie, Crawford, Champaign, Cuyahoga, Franklin, Huron, Logan, Lorain, Madison, Medina, Montgomery, Ottawa, Richland, Henry, Wood and Summit Counties in Ohio, Dearborn and Ripley Counties in Indiana and Kenton County in Kentucky. Our lending is concentrated in these markets and our predominant sources of deposits are the communities in which our offices are located as well as the neighboring communities.

The banking business is highly competitive. We face substantial competition both in attracting deposits and in originating loans and commercial equipment leasing. We compete with numerous financial institutions, including large regional financial institutions, community banks, thrifts and credit unions operating within our market area. Nontraditional sources of competition for loan and deposit dollars come from captive auto finance companies, mortgage banking companies, internet banks, brokerage companies, insurance companies, business leasing and finance companies and direct mutual funds. As a result of their size, resources and ability to achieve economies of scale, certain of our competitors offer a broader range of products and services than we offer, as well as higher lending limits, which may adversely affect the ability of Civista to compete.

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

Time deposits consist of certificates of deposit, including those held in IRA accounts. Reciprocal deposits are offered through Civista’s participation in the Certificate of Deposit Account Registry Service® (CDARS) and Insured Cash Sweep (ICS) programs offered through IntraFi, LLC. Customers who are Federal Deposit Insurance Corporation (“FDIC”) insurance sensitive are able to place large dollar deposits with Civista, and Civista uses either outlet to place those funds into certificates of deposit or money markets issued by other banks in the IntraFi Network. This occurs in increments of less than the FDIC insurance limits so that both the principal and interest are eligible for complete FDIC insurance coverage.

We offer commercial and personal loans on a secured and unsecured basis, revolving lines of credit, commercial mortgage loans, residential mortgage loans on both primary and secondary residences, home equity loans, bridge loans and other personal purpose loans. However, we are not and have not historically been a participant in the sub-prime lending market.

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

Through our Civista Wealth Management division, we offer investment advisory services to individuals, families, businesses and non-profits with personalized investment management, 401(k) advisory services for employers, financial planning, and trust services.

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

Civista employs approximately 526 full-time equivalent employees to whom a variety of benefits are provided. CBI has no employees. CBI and its subsidiaries are not parties to any collective bargaining agreements. Management considers its relationship with its employees to be good.

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

Federal Reserve System: The Federal Reserve Board requires all depository institutions to maintain reserves at specified levels against their transaction accounts, primarily checking accounts. In response to the COVID-19 pandemic, the Federal Reserve Board reduced reserve requirement ratios to 0% effective on March 26, 2020, to support lending to households and businesses. The reserve requirement ratio remained at 0% as of December 31, 2025.

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

Transactions with Affiliates, Directors, Executive Officers and Shareholders: Transactions between Civista and its affiliates, including CBI, are subject to Sections 23A and 23B of the Federal Reserve Act, and Federal Reserve Board Regulation W, which generally limit the extent to which Civista may engage in “covered transactions” with affiliates and require that the terms of any such transactions be the same, or at least as favorable, to Civista as the terms provided in a similar transaction between Civista and an unrelated party. The term “covered transaction” includes the making of a loan to an affiliate, the purchase of assets from an affiliate, the issuance of a guarantee on behalf of an affiliate, the purchase of securities issued by an affiliate and other similar types of transactions.

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

The FDIC assesses a quarterly deposit insurance premium on each insured institution based on risk characteristics of the insured institution to the DIF, with institutions deemed less risky paying lower rates. Currently, assessments for institutions with less than $10 billion of total assets are based on financial measures and supervisory ratings derived from statistical models that estimate the probability of failure within three years. The FDIC may increase or decrease the range of assessments uniformly, except that no adjustments can deviate more than two basis points from the base assessment without notice and comment rule making. The FDIC may also impose special assessments in emergency situations. The premiums fund the DIF. Pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), the FDIC has established 2.0% as the designated reserve ratio (“DRR”), which is the amount in the DIF as a percentage of all DIF insured deposits. In March 2016, the FDIC adopted final rules designed to meet the statutory minimum DRR of 1.35%. Because the DRR fell below the minimum DRR to 1.30%, the FDIC adopted a restoration plan requiring the restoration of the DRR to 1.35% within eight years (September 30, 2028). The FDIC rules further changed the method of determining risk-based assessment rates for established banks with less than $10 billion in assets to better ensure that banks taking on greater risks pay more for deposit insurance than banks that take on less risk. As of December 31, 2025, the DRR was above the statutory minimum of 1.35%.

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

Consumer Protection Laws: Civista is subject to a number of federal and state consumer protection laws that extensively govern our relationship with our customers. These laws include the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Truth in Savings Act, the Electronic Fund Transfer Act, the Expedited Funds Availability Act, the Home Mortgage Disclosure Act, the Fair Housing Act, the Real Estate Settlement Procedures Act, the Fair Debt Collection Practices Act, the Service Members Civil Relief Act and these laws’ respective state-law counterparts, as well as state usury laws and laws regarding unfair and deceptive acts and practices. These and other federal and state laws, among other things, require disclosures of the cost of credit and terms of deposit accounts, provide substantive consumer rights, prohibit discrimination in credit transactions, regulate the use of credit report information, provide financial privacy protections, prohibit unfair, deceptive and abusive practices, restrict our ability to raise interest rates and subject us to substantial regulatory oversight. Violations of applicable consumer protection laws can result in significant potential liability from litigation brought by customers, including actual damages, restitution and attorneys’ fees. Federal bank regulators, state attorneys general and state and local consumer protection agencies may also seek to enforce consumer protection requirements and obtain these and other remedies, including regulatory sanctions, customer rescission rights, action by the state and local attorneys general in each jurisdiction in which we operate and civil money penalties. Failure to comply with consumer protection requirements may also result in our failure to obtain any required bank regulatory approval for merger or acquisition transactions we may wish to pursue or our prohibition from engaging in such transactions even if approval is not required.

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

Community Reinvestment Act ("CRA"): The CRA requires depository institutions to assist in meeting the credit needs of their market areas, including low- and moderate-income areas, consistent with safe and sound banking practice. Under this Act, each institution is required to adopt a statement for each of its market areas describing the depository institution’s efforts to assist in its community’s credit needs. Depository institutions are periodically examined for compliance and assigned one of four ratings: outstanding, satisfactory, needs improvement, or substantial noncompliance. The rating assigned to a financial institution is considered in connection with various applications submitted by a financial institution or its holding company to its banking regulators, including applications to acquire another financial institution or to open a new branch office. In addition, all subsidiary banks of a financial holding company must maintain a satisfactory or outstanding rating in order for the financial holding company to avoid limitations on its activities. Civista received a rating of “satisfactory" in its most recent CRA examination.

Economic Growth, Regulatory Relief and Consumer Protection Act: The Economic Growth, Regulatory Relief and Consumer Protection Act (the "Regulatory Relief Act") repealed or modified certain provisions of the Dodd-Frank Act and eased restrictions on all but the largest banks (those with consolidated assets in excess of $250 billion). Bank holding companies with consolidated assets of less than $100 billion, including CBI, are no longer subject to enhanced prudential standards. The Regulatory Relief Act also relieves bank holding companies and banks with consolidated assets of less than $100 billion, including CBI and Civista, from certain record-keeping, reporting and disclosure requirements. Certain other regulatory requirements applied only to banks with consolidated assets in excess of $50 billion and so did not apply to CBI or Civista even before the enactment of the Regulatory Relief Act.

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

Securities and Exchange Commission ("SEC") and The Nasdaq Stock Market LLC ("Nasdaq"): CBI is also under the jurisdiction of the SEC and certain state securities commissions for matters relating to the offering and sale of its securities. CBI is subject to the registration, disclosure, reporting and regulatory requirements of the Securities Act of 1933, as amended (the "Securities Act"), the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the regulations promulgated under each of the Securities Act and the Exchange Act, as administered by the SEC. CBI’s common shares are listed with Nasdaq under the symbol "CIVB" and CBI is subject to the rules applicable to Nasdaq listed companies.

Corporate Governance: As mandated by the Sarbanes-Oxley Act of 2002, the SEC has adopted rules and regulations governing, among other matters, corporate governance, auditing and accounting, executive compensation and enhanced and timely disclosure of corporate information. Nasdaq has also adopted corporate governance rules. The Board of Directors of the Company has taken a series of actions to strengthen and improve the Company’s governance practices in light of the rules of the SEC and Nasdaq. The Board of Directors has adopted charters for the Audit Committee, the Compensation Committee, the Nominating Committee and the Board Risk Committee, as well as a Code of Conduct (Ethics) applicable to all directors, officers and employees of the Company. Copies of the Code of Conduct and the Audit, Compensation, and Nominating Committee charters can be found on the Company’s website at www.civb.com by first clicking “Corporate Overview” and then “Governance Documents”. In addition, in accordance with Section 302(a) of the Sarbanes-Oxley Act, written certifications by CBI’s Chief Executive Officer and Chief Financial Officer are required. These certifications attest that CBI’s quarterly and annual reports filed with the SEC do not contain any untrue statement of a material fact. See "ITEM 9A. CONTROLS AND PROCEDURES” in Part II of this Annual Report on Form 10-K for CBI’s evaluation of its disclosure controls and procedures.

Regulation of Bank Subsidiary: As an Ohio chartered bank, Civista is subject to supervision and regulation by the ODFI. In addition, Civista is a member of the Federal Reserve System and, therefore, is subject to supervision and regulation by the Federal Reserve Board. Civista is subject to periodic examinations by both the ODFI and the Federal Reserve Board. These examinations are designed primarily for the protection of the depositors of the bank and not shareholders.

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

In July 2013, the United States banking regulators issued new capital rules applicable to smaller banking organizations which also implement certain of the provisions of the Dodd-Frank Act (the “Basel III Capital Rules”). Community banking organizations, including CBI and Civista, began transitioning to the new rules on January 1, 2015. The new minimum capital requirements became effective on January 1, 2015.

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

The Basel III Capital Rules also place restrictions on the payment of capital distributions, including dividends, and certain discretionary bonus payments to executive officers if the banking organization does not hold a capital conservation buffer of at least 2.5% composed of common equity tier 1 capital above its minimum risk-based capital requirements, or if its eligible retained income is negative in that quarter and its capital conservation buffer ratio was less than 2.5% at the beginning of the quarter.

In December 2018, the federal banking agencies issued a final rule to address regulatory capital treatment of credit loss allowances under the current expected credit loss (“CECL”) model (accounting standard). The rule revised the federal banking agencies’ regulatory capital rules to identify which credit loss allowances under the CECL model are eligible for inclusion in regulatory capital and to provide banking organizations the option to phase in over three years the day-one adverse effects on regulatory capital that may result from the adoption of the CECL model. The adoption of CECL resulted in an increase to our total allowance for credit losses (“ACL”) on loans held for investment of $4.3 million, an increase in allowance for credit losses on unfunded loan commitments of $3.4 million, a reclassification of PCI discount from loans to the ACL of $1.7 million, and an increase in deferred tax asset of $1.6 million. The Company also recorded a net reduction of retained earnings of $6.1 million upon adoption.

At December 31, 2025, both CBI and Civista were in compliance with all of the regulatory capital requirements to which they are subject. For CBI’s and Civista’s capital ratios, see Note 19 to the Company’s 2025 Consolidated Financial Statements.

The Federal Reserve Board has adopted regulations governing prompt corrective action to resolve the problems of capital deficient and otherwise troubled state-chartered member banks. At each successively lower defined capital category, a bank is subject to more restrictive and numerous mandatory or discretionary regulatory actions or limits, and the Federal Reserve Board has less flexibility in determining how to resolve the problems of the institution. In addition, the Federal Reserve Board generally can downgrade a bank’s capital category, notwithstanding its capital level, if, after notice and opportunity for hearings, the bank is deemed to be engaged in an unsafe or unsound practice, because it has not corrected deficiencies that resulted in it receiving a less than satisfactory examination rating on matters other than capital or it is deemed to be in an unsafe or unsound condition. Civista’s capital at December 31, 2025, met the standards for the highest capital category, a “well-capitalized” bank.

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

Executive and Incentive Compensation

The Dodd-Frank Act requires that the federal banking agencies, including the Federal Reserve Board and the FDIC, issue a rule related to incentive-based compensation. No final rule implementing this provision of the Dodd-Frank Act has, as of the date of the filing of this Annual Report on Form 10-K, been adopted. Although a final rule has not been issued, the Company has undertaken efforts to ensure that the Company’s incentive compensation plans do not encourage inappropriate risks.

In June 2010, the Federal Reserve Board, the Office of the Comptroller of the Currency (the "OCC") and the Federal Deposit Insurance Corporation (the "FDIC") issued comprehensive final guidance on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization's incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization's ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management and (iii) be supported by strong corporate governance, including active and effective oversight by the organization's board of directors. These three principles are incorporated into the proposed joint compensation regulations under the Dodd-Frank Act, described above.

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

Following the adoption of additional listing requirements in 2023 to comply with the Dodd-Frank Act and rules adopted by the SEC in October 2022, public companies are now required to adopt and implement "clawback" policies for incentive compensation payments and to disclose the details of the procedures which allow recovery of incentive compensation that was paid on the basis of erroneous financial information necessitating a restatement due to material noncompliance with financial reporting requirements. This clawback policy is intended to apply to compensation paid within the three completed fiscal years immediately preceding the date the issuer is required to prepare a restatement and would cover all executives who received incentive awards. The Company has adopted and implemented a clawback policy, which is included as Exhibit 97 to this Annual Report on Form 10-K and is also posted under the “Corporate Overview” tab on the “Governance Documents” page of CBI’s Internet website.

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

On July 26, 2023, the SEC adopted final rules that require public companies to promptly disclose material cybersecurity incidents in a Current Report on Form 8-K and detailed information regarding their cybersecurity risk management, strategy, and governance on an annual basis in an Annual Report on Form 10-K. Companies are required to report on Form 8-K any cybersecurity incident they determine to be material within four business days of making that determination. See Item "ITEM 1C. CYBERSECURITY" in Part 1 of this Annual Report on Form 10-K. These SEC rules, and any other regulatory guidance, are in addition to notification and disclosure requirements under state and federal banking law and regulations.

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

Our success depends to a significant extent upon local and national economic and political conditions, as well as governmental fiscal and monetary policies. Conditions such as inflation, recession, unemployment, changes in interest rates, fiscal and monetary policy, an increasing federal government budget deficit, the failure of the federal government to raise the federal debt ceiling and/or possible future U.S. government shutdowns over budget disagreements, slowing gross domestic product, threatened or imposed tariffs, a U.S. withdrawal from or significant renegotiation of trade agreements and other changes in the relationship of the U.S. and U.S. global partners, trade wars, and other factors beyond our control may adversely affect Civista’s deposit levels and composition, the quality of investment securities available for purchase, demand for loans, the ability of Civista’s borrowers to repay their loans, and the value of the collateral securing loans made by Civista. Disruptions in U.S. and global financial markets, and changes in oil production in the Middle East also affect the economy and stock prices in the U.S., which can affect our earnings capital, as well as the ability of Civista’s customers to repay loans. Because we have a significant amount of real estate loans, decreases in real estate values could adversely affect the value of property used as collateral and our ability to sell the collateral upon foreclosure. Adverse changes in the economy may also have a negative effect on the ability of our borrowers to make timely repayments of their loans, which would have an adverse impact on our earnings and cash flows.

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

At December 31, 2025, approximately 28.9% and 50.0%, respectively, of our loan portfolio was comprised of residential and commercial real estate loans. Adverse changes in economic conditions both nationally and in the communities we serve may cause deterioration to the value of real estate Civista uses to secure its loans. Adverse changes in the economy, deterioration of our real estate portfolio, a decrease in real estate values, an increase in unemployment, decreased or nonexistent housing price appreciation or increases in interest rates could reduce our earnings and consequently our financial condition because borrowers may not be able to repay their loans. The value of the collateral securing our loans and the quality of our loan portfolio may decline and customers may not want or need our products and services.

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

We believe that the impact on our cost of funds from a rise in interest rates will depend on a number of factors, including but not limited to, the competitive environment in the banking sector for deposit pricing, opportunities for clients to invest in other markets such as fixed income and equity markets, and the propensity of customers to invest in their businesses. The effect on our net interest income from an increase in interest rates will ultimately depend on the extent to which the aggregate impact of loan re-pricing exceeds the impact of increases in our cost of funds.

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

See the discussion under "ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK” in Part II of this Annual Report on Form 10-K for additional information related to the Company’s interest rate risk.

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

In addition, increasingly there have been instances where financial institutions have been victims of fraudulent activity in which criminals pose as customers to initiate wire and automated clearinghouse transactions out of customer accounts. Although we have policies and procedures in place to verify the authenticity of our customers, we cannot assure that such policies and procedures will prevent all fraudulent transfers. Such activity can result in financial liability and harm to our reputation.

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

There can be no assurance that we will not suffer such cyber-attacks or other information security breaches or attempted breaches, or incur resulting losses in the future. Our risk and exposure to these matters remains heightened because of, among other things, the evolving nature of these threats, and our plans to continue to implement internet and mobile banking capabilities to meet customer demand. As cyber and other data security threats continue to evolve, we may be required to expend significant additional resources to continue to modify and enhance its protective measures or to investigate and remediate any security vulnerabilities.

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

OUR ALLOWANCE FOR CREDIT LOSSES MAY PROVE TO BE INSUFFICIENT TO ABSORB POTENTIAL LOSSES IN OUR LOAN PORTFOLIO.

We maintain an allowance for credit losses that we believe is a reasonable estimate of expected and inherent losses within the loan portfolio. We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of loans. Through a periodic review and consideration of the loan portfolio, management determines the amount of the allowance for credit losses by considering general market conditions, the credit quality of the loan portfolio, the collateral supporting the loans and the performance of customers relative to their financial obligations with us. However, every loan we make carries a risk of non-payment. This risk is affected by, among other things, cash flow of the borrower and/or the project being financed, changes and uncertainties as to the future value of the collateral securing such loan, the credit history of the particular borrower, changes in economic and industry conditions, and the duration of the loan.

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

On June 16, 2016, the FASB issued Accounting Standard Update ("ASU") 2016-13 "Financial Instruments - Credit Losses", which replaces the incurred loss model with an expected loss model, and is referred to as the current expected credit loss (or "CECL") model. Under the incurred loss model, loans were recognized as impaired when there was no longer an assumption that future cash flows would be collected in full under the originally contracted terms. Under the CECL model, financial institutions are required to use historical information, current conditions and reasonable forecasts to estimate the expected loss over the life of the loan. The transition to the CECL model requires significantly greater data requirements and changes to methodologies to accurately account for expected losses under the new parameters. If the methodologies and assumptions that we use in the CECL model are proven to be incorrect, or inadequate, the allowance for credit losses may not be sufficient, resulting in the need for additional allowance for credit losses to be established, which could have a material adverse impact on our financial condition and results of operations. The Company adopted ASU 2016-13 effective January 1, 2023 and, upon adoption, recognized a one-time cumulative effect adjustment (increase) to retained earnings in the amount of $6,069 in the first quarter of 2023.

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

ACQUISITIONS OR OTHER EXPANSION MAY ADVERSELY AFFECT OUR FINANCIAL CONDITION AND RESULT OF OPERATIONS.

We have completed various acquisitions of other financial institutions and branches and assets of other financial institutions in the past, including our recent acquisition of FSB. In the future, we may acquire other financial institutions or branches or assets of other financial institutions. We may also open new branches, enter into new lines of business, or offer new products or services. Any future acquisition or expansion of our business, will involve a number of expenses and risks, which may include some or all of the following:

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

In addition, we may fail to realize the anticipated benefits and synergies expected from the FSB acquisition and future acquisitions, which could adversely affect our business, financial condition and results of operations. The success of the FSB acquisition and any future acquisitions will depend, in significant part, on our ability to successfully integrate the acquired business, grow our revenue and realize the anticipated strategic benefits and synergies from the combination. However, achieving these goals requires, among other things, realization of targeted cost synergies. This growth and the anticipated benefits of the transaction may not be realized fully, or at all, or may take longer to realize than expected. Actual operating, strategic and revenue opportunities, if achieved at all, may be less significant than expected or may take longer to achieve than anticipated. If we are not able to achieve these objectives and realize the anticipated benefits and synergies expected from the FSB acquisition and any future acquisitions within the anticipated timing or at all, our business, financial condition and results of operations may be adversely affected.

We may also incur substantial costs to expand, and we can give no assurance that such expansion will result in the levels of profits we expect. Neither can we assure that integration efforts for any future acquisitions will be successful. We may issue equity securities in connection with acquisitions, which could dilute the economic and voting interests of our existing shareholders.

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

During 2024 and 2025, we made the decision to make greater investments in our finance department, which included the hiring of a Chief Financial Officer. During that period, we experienced turnover in our accounting and financial reporting staff and function, which was addressed by making further investments in talent. We continued to integrate our more recent acquisition such as CLF, a division of Civista Bank, which we acquired in the fourth quarter of 2022. During 2025, we implemented a conversion of CLF’s legacy software system to a new core operating system, which resulted in the recognition of certain one-time nonrecurring items in our financial statements for the second quarter of 2025. As we continue to grow our business, implement our strategic plan and integrate any businesses we acquire, such as FSB, we may continue to seek to enhance our talent, policies and procedures across the Company, which may result in changes to and enhancements and remediation of certain of our internal controls, including our internal control over financial reporting. If we fail to maintain effective internal control over financial reporting in the future, our management and our independent registered public accounting firm may not be able to conclude that we have effective internal control over financial reporting at a reasonable assurance level. Similarly, if any material weaknesses in the Company’s internal controls are identified in the future and are not fully remediated, those material weaknesses could cause the Company to be unable to accurately report its financial results, reduce the market’s confidence in its financial statements, negatively impact the trading price of our securities and subject the Company to sanctions or investigations by the SEC or other regulatory authorities. In addition, the Company’s common shares may not be able to remain quoted on The Nasdaq Capital Market or any other securities quotation service or exchange.

As of December 31, 2025, management concluded that the Company maintained effective internal controls over financial reporting and that no material weaknesses were identified.

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

DEPOSIT INSURANCE PREMIUMS MAY INCREASE AND HAVE A NEGATIVE EFFECT ON THE COMPANY’S RESULTS OF OPERATIONS.

The DIF maintained by the FDIC to resolve bank failures is funded by fees assessed on insured depository institutions. The costs of resolving bank failures following the 2007-2009 financial crisis and the 2023 failures of Silicon Valley Bank and Signature Bank increased for a period of time and decreased the DIF. The FDIC collected a special assessment following those events to replenish the DIF and also required a prepayment of an estimated amount of future deposit insurance premiums. If the costs of future bank failures increase, the deposit insurance premiums required to be paid by Civista may also increase. The FDIC recently adopted rules revising its assessments in a manner benefiting banks with assets totaling less than $10 billion. There can be no assurance, however, that assessments will not be changed in the future.

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

As of the date of this filing, the Company has not experienced any cybersecurity incidents that have materially affected, or are reasonably likely to materially affect, the Company's business strategy, results of operations, or financial condition. The Company, as well as our customers, colleagues, regulators, service providers and other third parties, have seen an increase in information security and cybersecurity risk in recent years. We continue to assess the risks and threats in the cyber environment, invest in enhancements to our cybersecurity capabilities, and engage in industry and government forums to promote advancements in our cybersecurity collaboration and capabilities.

Item 2. Properties

CBI neither owns nor leases any properties. Civista owns its main office at 100 East Water Street, Sandusky, Ohio, which is also the office of CBI. Civista also owns branch banking offices in the following Ohio and Indiana communities: Sandusky (2), Norwalk (2), Berlin Heights, Willard, Castalia, Port Clinton, New Washington, Shelby (2), Greenwich, Plymouth, Shiloh, Dublin, Plain City, Russells Point, Urbana (2), Dayton (2), Quincy, Napoleon (2), Malinta, Holgate, Liberty Center, Lawrenceburg (3), Aurora, West Harrison, Milan, Osgood, Versailles, Spencer, and Wellington. Civista leases branch banking offices in the Ohio communities of Akron, Huron, West Liberty, Dayton, Bowling Green and Beachwood. Civista also leases loan production offices in Westlake, Ohio and Fort Mitchell, Kentucky. The CLF division of Civista leases its offices located in Pittsburgh, Pennsylvania and Dover, New Hampshire.

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

Item 4. Mine Safety Disclosures

Not Applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of February 18, 2026, there were approximately 1,602 shareholders of record (not including the number of persons or entities holding stock in nominee or street name through various brokerage firms) of the Company’s common shares.

Information regarding the restrictions applicable to the Company’s payment of dividends is included under "ITEM 1. BUSINESS" in Part I of this Annual Report on Form 10-K and is incorporated herein by reference.

The following table details repurchases by the Company and purchases by "affiliated purchasers" as defined in Rule 10b-18(a)(3) under the Exchange Act of the Company's common shares during the fourth quarter of 2025.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2025 - October 31, 2025	—	$—	$—	$12,003,223
November 1, 2025 - November 30, 2025	—	—	—	$12,003,223
December 1, 2025 - December 31, 2025	—	—	—	$12,003,223
Total	—	$—	—	$12,003,223

On April 15, 2025, the Company announced a new common share repurchase program to which the Company is authorized to repurchase a maximum aggregate value of $13.5 million of its outstanding common shares through April 16, 2026. An aggregate of $12,003,223 of common shares remained available for purchase under this program as of December 31, 2025.

Shareholder Return Performance

Set forth below is a line graph comparing the five-year cumulative return of the common shares of Civista Bancshares, Inc. (ticker symbol CIVB), based on an initial investment of $100 on December 31, 2020, and assuming reinvestment of dividends, with the cumulative return of the Standard & Poor’s 500 Index, and the S&P U.S. BMI Banks Index. The comparative indices were obtained from S&P Global Market Intelligence.

# Civista Bancshares, Inc.

Total Return Performance
Civista Bancshares, Inc.
S&P 500 Index
S&P U.S. BMI Banks Index
Index Value
250
200
150
100
50
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
12/31/25

| | Period Ending | | | | | |
|---|---|---|---|---|---|---|
| ***Index*** | **12/31/20** | **12/31/21** | **12/31/22** | **12/31/23** | **12/31/24** | **12/31/25** |
| Civista Bancshares, Inc. | 100.00 | 142.42 | 131.70 | 114.37 | 135.76 | 148.12 |
| S&P 500 Index | 100.00 | 128.71 | 105.40 | 133.10 | 166.40 | 196.16 |
| S&P U.S. BMI Banks Index | 100.00 | 135.97 | 112.77 | 123.02 | 164.70 | 211.47 |

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

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Amounts in thousands, except per share data)

General

The following paragraphs more fully discuss the significant highlights, changes and trends as they relate to the Company’s financial condition, results of operations, liquidity and capital resources as of December 31, 2025 and 2024, and during the three-year period ended December 31, 2025. This discussion should be read in conjunction with the Consolidated Financial Statements and Notes to the Consolidated Financial Statements, which are included elsewhere in this report.

The Company operates as a single reportable segment. The Chief Financial Officer, who serves as the Company's chief operating decision maker ("CODM"), evaluates financial performance and allocates resources on a consolidated basis.

Acquisition of The Farmers Savings Bank ("FSB")

At the close of business on November 6, 2025, the Company closed the previously announced acquisition of FSB. The acquisition added approximately $268.1 million of total assets, $106.2 million of total loans and leases, $236.1 million of total deposits, and two branches. The 2025 results reflect inclusion of FSB since November 7, 2025.

Upon the closing of the acquisition, FSB was merged with and into Civista Bank. In addition, the management and organization structure was updated to reflect the combined organization. On-boarding of former FSB colleagues and their initial training remain ongoing. Certain of Civista's products and services are being introduced across the legacy FSB customer base, and customer-facing colleagues are focused on both growing and retaining customers. Technology conversions were completed in mid-February 2026, subsequent to year-end, and did not impact the Company's December 31, 2025 financial statements.

Offering of Common Shares

On July 10, 2025, CBI announced an underwritten public offering of up to a maximum of 3,788,238 of its common shares. CBI subsequently closed on the sale of 3,294,120 common shares on July 14, 2025, and the sale of an additional 494,118 common shares on July 16, 2025 pursuant to the underwriters' exercise of their overallotment option, at the public offering price of $21.25 per share. The aggregate net proceeds from the offering were approximately $75.7 million, after deducting $608 of direct expenses and the underwriting discount of $4.2 million. The net proceeds from the offering were initially used to pay-down short-term FHLB advances, but the long-term strategic plan is to use the net proceeds for general corporate purposes, which may include supporting organic growth opportunities and future strategic transactions.

Financial Condition

At December 31, 2025, the Company’s total assets were $4,336,453, compared to $4,098,469 at December 31, 2024. Net loans and leases (sometimes referred to herein as "net loans") and securities available for sale increased $186,465 and $33,841 from December 31, 2024, to December 31, 2025, respectively. Other factors contributing to the change in assets are discussed in the following sections.

Loans held for sale increased $6,515, from $665 at December 31, 2024 to $7,180 at December 31, 2025. The increase is due to higher loan origination activity. At December 31, 2025, 27 loans totaling $7,180 were held for sale as compared to six loans totaling $665 at December 31, 2024.

At December 31, 2025, the Company’s net loans totaled $3,228,026 and increased by 6.1% from $3,041,561 at December 31, 2024. Excluding the net loans acquired of $104.2 million from the FSB acquisition, net loans increased $82.3 million in 2025. Commercial Real Estate - Owner Occupied loans increased $11,180, Commercial Real Estate - Non-Owner Occupied loans increased $24,975, Residential Real Estate loans increased $168,510, Farm Real Estate loans increased $14,740, and Consumer and Other loans increased $21,859. The increases in the foregoing loan segments were partially offset by decreases of $52,448 in total for the remaining loan segments.

Maturities and Sensitivities of Loans to Changes in Interest Rates

The following table shows the amount of Commercial and Agriculture, Commercial Real Estate, Residential Real Estate, Real Estate Construction, Farm Real Estate, Lease financing receivables and Consumer and Other Loans outstanding as of December 31, 2025, which, based on the contract terms for repayments of principal, are due in the periods indicated. In addition, the amounts due after one year are classified according to their sensitivity to changes in interest rates.

	Maturing
	Within one year	After one but within five years	After five but within fifteen years	After fifteen years	Total
	(Dollars in thousands)
Commercial & Agriculture	$44,303	$146,832	$31,175	$86,382	$308,692
Commercial Real Estate:
Owner Occupied	14,668	118,206	219,861	32,812	385,547
Non-Owner Occupied	120,997	555,982	516,076	45,962	1,239,017
Residential Real Estate	12,119	48,951	265,814	617,444	944,328
Real Estate Construction	81,981	88,290	52,734	62,132	285,137
Farm Real Estate	684	13,627	14,714	8,750	37,775
Lease financing receivables	6,437	27,575	1,091	—	35,103
Consumer and Other	976	9,742	23,653	76	34,447
Total	$282,165	$1,009,205	$1,125,118	$853,558	$3,270,046

	Due After One Year
	Fixed Rate	Variable Rate
	(Dollars in thousands)
Commercial & Agriculture	$84,598	$179,791
Commercial Real Estate:
Owner Occupied	142,431	228,448
Non-Owner Occupied	313,984	804,036
Residential Real Estate	223,304	708,905
Real Estate Construction	27,685	175,471
Farm Real Estate	17,560	19,531
Lease financing receivables	28,666	—
Consumer and Other	7,952	25,519
Total	$846,180	$2,141,701

The preceding maturity information is based on contract terms at December 31, 2025 and does not include any possible “rollover” at maturity date. In the normal course of business, Civista considers and acts on the borrowers’ requests for renewal of loans at maturity. Evaluation of such requests includes a review of the borrower’s credit history, the collateral securing the loan and the purpose for such request.

Analysis of the Allowance for Credit Losses

The following table shows the daily average loan balances and changes in the allowance for credit losses for the years indicated.

	2025	2024	2023
	(Dollars in thousands)
Total loans outstanding	$3,270,046	$3,081,230	$2,861,727
Allowance for credit losses at year end	42,020	39,669	37,160
Loans accounted for on a nonaccrual basis	30,834	30,950	12,467
Allowance for credit losses to total loans outstanding	1.28%	1.29%	1.30%
Nonaccrual loans to total loans outstanding	0.94%	1.00%	0.44%
Allowance for credit losses to nonaccrual loans	136.28%	128.17%	298.07%
Average loans outstanding:
Commercial & Agriculture	322,011	310,770	276,438
Commercial Real Estate—Owner Occupied	380,242	374,965	372,214
Commercial Real Estate—Non-Owner Occupied	1,241,106	1,198,569	1,086,895
Real Estate Mortgage	825,332	721,379	588,739
Real Estate Construction	287,717	286,264	254,429
Farm Real Estate	25,743	24,279	24,250
Lease financing receivables	45,029	53,392	44,014
Consumer and Other	13,277	15,294	10,651
Loan participations sold, reflected as secured borrowings	—	—	65,167
Total average loans outstanding	3,140,457	2,984,912	2,722,797
Net charge-offs (recoveries):
Commercial & Agriculture	826	1,942	1,122
Commercial Real Estate—Owner Occupied	(1)	—	(15)
Commercial Real Estate—Non-Owner Occupied	1,347	654	(46)
Real Estate Mortgage	(41)	(114)	(116)
Real Estate Construction	—	(12)	(37)
Farm Real Estate	—	—	—
Lease financing receivables	1,005	861	—
Consumer and Other	(6)	45	72
Total net charge-offs (recoveries)	3,130	3,376	980
Ratio of net charge-offs (recoveries) during the year to average loans outstanding:
Commercial & Agriculture	0.26%	0.62%	0.41%
Commercial Real Estate—Owner Occupied	(0.00)%	—	(0.00)%
Commercial Real Estate—Non-Owner Occupied	0.11%	0.05%	(0.00)%
Real Estate Mortgage	(0.00)%	(0.02)%	(0.02)%
Real Estate Construction	—	(0.00)%	(0.01)%
Farm Real Estate	—	—	—
Lease financing receivables	2.23%	1.61%	—
Consumer and Other	(0.05)%	0.29%	0.11%
Total net charge-offs (recoveries)	0.10%	0.11%	0.04%

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

Allocation of Allowance for Credit Losses

The following tables allocate the allowance for credit losses at December 31, 2025, 2024, and 2023, to each loan category. The allowance has been allocated according to the amount deemed to be reasonably necessary to provide for expected lifetime credit losses within the following categories of loans at the dates indicated.

	2025		2024
	Allowance	Percentage of loans to total loans	Allowance	Percentage of loans to total loans
	(Dollars in thousands)
Commercial & Agriculture	$5,153	9.4%	$6,586	10.8%
Commercial Real Estate—Owner Occupied	4,420	11.8%	4,327	12.1%
Commercial Real Estate—Non-Owner Occupied	12,118	37.9%	11,404	39.8%
Real Estate Mortgage	14,718	28.9%	11,866	24.8%
Real Estate Construction	3,842	8.7%	3,708	9.9%
Farm Real Estate	279	1.2%	226	0.7%
Lease financing receivables	1,169	1.1%	1,361	1.5%
Consumer and Other	321	1.0%	191	0.4%
	$42,020	100.0%	$39,669	100.0%

	2023
	Allowance	Percentage of loans to total loans
	(Dollars in thousands)
Commercial & Agriculture	$7,587	10.6%
Commercial Real Estate—Owner Occupied	4,723	13.2%
Commercial Real Estate—Non-Owner Occupied	12,056	40.6%
Real Estate Mortgage	8,489	23.1%
Real Estate Construction	3,388	9.1%
Farm Real Estate	260	0.9%
Lease financing receivables	297	1.9%
Consumer and Other	341	0.6%
Unallocated	19	—
	$37,160	100.0%

Civista measures the adequacy of the allowance for credit losses by using the CECL methodology and utilizes a lifetime “expected credit loss” measurement objective for the recognition of credit losses for loans, held-to-maturity securities and other receivables at the time the financial asset is originated or acquired. The allowance for credit losses to total loans decreased slightly from 1.29% in 2024 to 1.28% in 2025.

Securities available for sale increased by $33,841, or 5.2%, from $648,067 at December 31, 2024 to $681,908 at December 31, 2025. Mortgage-backed securities increased $70,532, or 31.3%, from $225,561 at December 31, 2024 to $296,093 at December 31, 2025. U.S. Treasury securities and obligations of U.S. government agencies decreased $36,370, or 37.3% from $97,387 at December 31, 2024 to $61,017 at December 31, 2025. Obligations of states and political subdivisions available for sale remained relative flat at $324,798 at December 31, 2025. The Company continues to utilize letters of credit from the FHLB to replace maturing securities that were pledged for public entities. As of December 31, 2025, the Company was in compliance with all applicable pledging requirements.

Mortgage-backed securities totaled $296,093 at December 31, 2025 and none were considered unusual or “high risk” securities as defined by regulatory authorities. Of this total, $179,938 consisted of pass-through securities issued by the Federal National Mortgage Association (“FNMA”), Federal Home Loan Mortgage Corporation (“FHLMC”), and Government National Mortgage Association (“GNMA”), and the remaining $116,155 of these securities were collateralized by mortgage-backed securities issued or guaranteed by FNMA, FHLMC, or GNMA. The average interest rate of the mortgage-backed securities portfolio at December 31, 2025 was 3.54%. The average maturity at December 31, 2025 was approximately 15.4 years.

Securities available for sale had a fair value at December 31, 2025 of $691,908. This fair value includes unrealized gains of approximately $2,106 and unrealized losses of approximately $47,139. Net unrealized losses totaled $45,033 at December 31, 2025 compared to net unrealized losses of $61,991 at December 31, 2024. The change in unrealized losses is primarily due to changes in market interest rates. Note 3 to the Consolidated Financial Statements provides additional information on unrealized gains and losses.

The following table sets forth the maturities of securities at December 31, 2025 and the weighted average yields of such debt securities. Maturities are reported based on stated maturities and do not reflect principal prepayment assumptions.

	Within one year		After one but within five years		After five but within ten years		After ten years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Available for Sale (2)
U.S. Treasury securities and obligations of U.S. government agencies	$23,271	1.52%	$28,426	2.17%	$1,790	3.61%	$7,530	6.08%
Obligations of states and political subdivisions (1)	1,986	4.09	33,962	2.36	59,606	3.40	229,244	3.14
Mortgage-backed securities in government sponsored entities	1,623	2.90	15,347	3.10	7,293	3.72	271,830	3.56
Total	$26,880	1.80%	$77,735	2.43%	$68,689	3.44%	$508,604	3.41%

(1)
Weighted average yields on nontaxable obligations have been computed based on actual yields stated on the security.
(2)
The weighted average yield has been computed using the historical amortized cost for available-for-sale securities.

Premises and equipment, net of accumulated depreciation, decreased $6,555 from December 31, 2024 to December 31, 2025. The decrease was the result of depreciation of $8,315 and net disposals exceeding new purchases by $233, partially offset by the acquisition of $1,993 of premises and equipment in the FSB acquisition.

Goodwill increased $4,918 from December 31, 2024 to $130,438 at December 31, 2025. The increase in Goodwill was related to the FSB acquisition. Other intangible assets increased $5,217 from year-end 2024. The increase in other intangibles was mainly the result of adding $6,975 in core deposit intangible from the FSB acquisition, partially offset by $1,564 of amortization on core deposit intangibles and a decrease of $194 of mortgage servicing rights. See Note 2 to the Consolidated Financial Statements for additional details related the FSB acquisition.

Swap assets decreased $1,814 from December 31, 2024 to December 31, 2025. The decrease was primarily the result of $2,180 in cash collateral posted by counterparties at December 31, 2025 that is netted against the fair value of the swap asset.

Bank owned life insurance ("BOLI") increased $370 from December 31, 2024 to December 31, 2025, as a result of increases in the cash surrender value of the underlying insurance policies and death benefits on life insurance policies in 2024 held on two former employees of $1,373 compared to death benefits of $1,193 in 2025 held on one former employee.

Year-end deposit balances totaled $3,466,464 in 2025 compared to $3,211,870 in 2024, an increase of $254,594, or 7.9%. This increase in deposits at December 31, 2025 compared to December 31, 2024 includes the November 2025 acquisition of FSB that added approximately $236,096 in total deposits. Year-over-year increases include savings and money market accounts of $107,619, or 9.5%, certificate of deposit accounts of $257,340, or 54.8%, and non-interest bearing demand accounts of $6,918, or 1.0%, partially offset by decreases in interest bearing demand accounts of $19,180, or 4.6%, and brokered deposits of $98,123, or 19.6%. Average deposit balances for 2025 were $3,265,754 compared to $3,086,961 for 2024, an increase of 5.8%. Savings and demand accounts averaged $1,021,670 for 2025 compared to $959,276 for 2024, increasing $144,143, or 10.1%, primarily due to increases in retail, public funds, and business money market deposits. Average certificates of deposit increased $62,394 to total an average balance of $1,021,670 for 2025 primarily resulting from competitive rate strategy retaining and growing the certificates of deposit portfolio.

The average daily amount of deposits (all in domestic offices) and average rates paid on such deposits is summarized for the years indicated.

	2025		2024
	Average balance	Average rate paid	Average balance	Average rate paid
	(Dollars in thousands)
Noninterest-bearing demand deposits	$673,653	N/A	$701,397	N/A
Interest-bearing demand deposits	419,810	0.46%	425,423	0.67%
Savings, including Money Market deposit accounts	1,150,621	1.83%	1,000,865	1.90%
Certificates of deposit, including IRAs	1,021,670	4.03%	959,276	4.58%
	$3,265,754		$3,086,961

Uninsured deposits at December 31, 2025 and 2024 were $647,472 and $431,713, respectively. The increase in uninsured deposits that was related to the FSB acquisition was $69,000. Uninsured deposits as of December 31, 2025 and 2024 are based on estimates and include portions of FDIC-insured deposit accounts that exceed the insurance limit of $250 per separately insured depositor. Management actively monitors uninsured deposit levels and customer concentrations and believes existing liquidity sources, including on-balance sheet liquidity and contingent funding arrangements, are sufficient to manage potential volatility.

Maturities of certificates of deposits and individual retirement accounts (IRAs) of more than $250 outstanding at December 31, 2025 are summarized as follows.

	Certificates of Deposits	Individual Retirement Accounts	Total
	(Dollars in thousands)
3 months or less	$88,193	$1,162	$89,355
Over 3 through 6 months	51,896	1,342	53,238
Over 6 through 12 months	50,223	3,208	53,431
Over 12 months	43,157	—	43,157
	$233,469	$5,712	$239,181

Other borrowings decreased $2,203 from December 31, 2024 to December 31, 2025. Other borrowings decreased due to lower borrowings at the CLF division.

Swap liabilities decreased $5,890 from December 31, 2024 to December 31, 2025. The decrease was primarily the result of decreases in the fair value of swap liabilities as compared to December 31, 2024.

Total shareholders’ equity increased $154,972, or 39.9%, during 2025 to $543,474. Shareholders' equity increased due to net income of $46,212 coupled with $75,666 from the capital raise completed in the third quarter of 2025 and $31,214 from the issuance of common shares in the fourth quarter of 2025 in connection with the FSB acquisition, partially offset by $11,836 of dividends on common shares and $178 of repurchases of common shares as treasury shares. Additionally, $852 was recognized as stock-based compensation in 2025 in connection with the grant of restricted common shares. Accumulated other comprehensive loss decreased by $13,042 due to an increase in the fair value of securities available for sale, net of tax. For further explanation of these items, see Note 1, Note 2, Note 15 and Note 16 to the Consolidated Financial Statements. The Company paid $0.68 per common share in dividends in 2025 compared to $0.64 per common share in dividends in 2024.

Total outstanding common shares at December 31, 2025 were 20,746,474, which increased from 15,487,667 common shares outstanding at December 31, 2024. Common shares outstanding mainly increased due to the issuance of 3,788,238 common shares in the capital raise and the issuance of 1,434,473 common shares in connection with the FSB acquisition. Common shares outstanding was also impacted by the Company’s repurchase of 8,716 common shares during 2025 at an average repurchase price of $20.36. The Company repurchased 8,182 common shares pursuant to its stock repurchase program announced on April 15, 2025, pursuant to which the Company is authorized to repurchase a maximum aggregate value of $13,500 of the Company’s common shares until April 16, 2026. An additional 534 common shares were surrendered by officers to the Company to pay taxes upon vesting of restricted shares and 5,045 restricted common shares previously issued to officers were forfeited. The repurchase of common shares was offset by the grant of 39,587 restricted common shares to certain officers in 2025 under the Company’s 2024 Incentive Plan. In addition, 10,270 common shares were issued to Civista directors in 2025 as a retainer payment for service on the Civista Board of Directors.

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

Comparison of Results of Operations for the Years Ended December 31, 2025 and December 31, 2024

Net Income

The Company’s net income for the year ended December 31, 2025 was $46,212, compared to $31,683 for the year ended December 31, 2024. The change in net income was the result of the items discussed in the following sections.

Net Interest Income

Net interest income for 2025 was $138,583, an increase of $21,873, or 18.7%, from 2024. From 2024 to 2025, average interest-earning assets increased $198,769, which increased interest income by $14,290, while average interest-bearing liabilities increased $157,968, but decreased interest expense by $7,583. The decrease in interest expense is mainly attributable to 101-basis point reduction in higher costing short-term FHLB borrowings coupled with a 55-basis point decrease in time deposits, that more than offset the increase in average interest-bearing liabilities. The Company continually examines its rate structure to ensure that its interest rates are competitive and reflective of the current rate environment in which it competes. Net interest income was also favorably impacted by $1.6 million of non-recurring adjustments in the second quarter of 2025 resulting from the CLF core system conversion.

Total interest income increased $14,290 to $220,985 for the year ended December 31, 2025, which was attributable to an increase of $11,891 in interest and fees on loans. This change was the result of an increase in the average balance of loans, accompanied by a higher yield on the loan portfolio. The average balance of loans increased by $155,545, or 5.2%, to $3,140,457 for the year ended December 31, 2025, as compared to $2,984,912 for the year ended December 31, 2024. The loan yield increased to 6.22% for 2025, from 6.15% in 2024.

Interest on taxable securities increased $2,327 to $14,966 for the year ended December 31, 2025, compared to $12,639 for the same period in 2024. The average balance of taxable securities increased $45,930 to $403,185 for the year ended December 31, 2025, as compared to $357,255 for the year ended December 31, 2024. The yield on taxable securities increased 24 basis points to 3.42% for 2025, compared to 3.18% for 2024. Interest on tax-exempt securities decreased $140 to $9,333 for the year ended December 31, 2025, compared to $9,473 for the same period in 2024. The average balance of tax-exempt securities decreased $10,855 to $280,978 for the year ended December 31, 2025 as compared to $291,833 for the year ended December 31, 2024. The yield on tax-exempt securities increased 2 basis points to 3.87% for 2025 compared to 3.85% for 2024.

Total interest expense decreased $7,583, or 8.4%, to $82,402 for the year ended December 31, 2025, compared to $89,985 for the same period in 2024. The decrease in interest expense was mainly attributable to 101-basis point reduction in higher costing short-term FHLB borrowings coupled with a 55-basis point decrease in time deposits, that more than offset the increase in average interest-bearing liabilities. For the year ended December 31, 2025, the average balance of interest-bearing liabilities increased $157,968 to $2,999,346, as compared to $2,841,378 for the year ended December 31, 2024. Interest incurred on deposits decreased by $1,607 to $64,194 for the year ended December 31, 2025, compared to $65,801 for the same period in 2024. The decrease in deposit expense was due to a decrease in the average rate paid, as the average rate paid on demand and savings accounts decreased from 1.53% in 2024 to 1.46% in 2025 and the average rate paid on time deposits decreased from 4.58% in 2024 to 4.03% in 2025, which more than offset the increase in the average balance of interest-bearing deposits of $206,537 for the year ended December 31, 2025 as compared to the same period in 2024. Interest expense incurred on FHLB advances decreased 29.6% from 2024 as rates have fallen in 2025 resulting in a 101-basis point reduction in the FHLB borrowing costs coupled with a $45,354 decrease in the average balance of short-term FHLB borrowings for the year ended December 31, 2025 as compared to the same period in 2024.

Refer to “Distribution of Assets, Liabilities and Shareholders’ Equity; Interest Rates and Interest Differential” and “Changes in Interest Income and Interest Expense Resulting from Changes in Volume and Changes in Rate” on pages 42 through 44 for further analysis of the impact of changes in interest-bearing assets and liabilities on the Company’s net interest income.

Provision and Allowance for Credit Losses

The Company’s policy is to maintain the allowance for credit losses at a level sufficient to provide for probable future losses in the current portfolio. Management believes the analysis of the allowance for credit losses supported a reserve of $42,020 at December 31, 2025. The Company provides for credit losses through regular provisions to the allowance for credit losses as necessary. The amount of the provision is affected by loan charge-offs, recoveries and changes in specific and general allocations required for the allowance for credit losses. A number of factors impact the provisions for credit losses, such as the level of higher risk loans in the portfolio, changes in practices related to loans, changes in collateral values and other factors. We continue to actively manage this process and have provided to maintain the reserve at a level that assures adequate coverage ratios.

Provisions for credit losses totaled $3,377 in 2025, $5,364 in 2024 and $4,435 in 2023. The Company’s provision for credit losses decreased $1,987 during 2025, as compared to 2024. During 2025, the Company experienced lower net charge offs than in 2024, raised capital in the third quarter that allowed the Company to lower certain Q factor risks and saw improvement in prepayment and curtailment rates in some loan categories as well as improvement in the annual loss driver updates that are performed as part of its ongoing model governance process. The annual updated analysis resulted in changes to certain model assumptions and inputs, which reduced the allowance for credit losses, thus lowering the provision for credit losses. Management believes the revised methodology better reflects the current risk characteristics of the loan portfolio.

Efforts are continually made to analyze each segment of the loan portfolio and quantify risk to assure that reserves are appropriate for each segment and the overall portfolio. Management specifically evaluates loans that are individually evaluated, which includes restructured loans, to estimate potential loss. This analysis includes a review of the loss migration calculation for all loan categories as well as fluctuations and trends in various risk factors that have occurred within the portfolios’ economic life cycle. The analysis also includes assessment of qualitative factors such as credit trends, unemployment trends, vacancy trends and loan growth. The composition and overall level of the loan portfolio and charge-off activity are also factors used to determine the amount of the allowance for credit losses.

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

Noninterest Income

Noninterest income decreased $3,781, or 10.0%, to $33,967 for the year ended December 31, 2025, from $37,748 for the comparable 2024 period. The decrease was primarily due to decreases in lease revenue and residual income of $3,037, other income of $883, and bank owned life insurance of $370, which were slightly offset by an increase in service charges of $347. For the twelve months ended December 31, 2025, noninterest income was reduced $1,000 from non-recurring adjustments resulting from the CLF core system conversion that occurred in the second quarter of 2025.

Lease revenue and residual income decreased by $3,037 due to stronger lease originations in 2024 mainly due to leasing originations being strategically curtailed in 2025 resulting from the CLF core system conversion coupled with the one-time non-recurring adjustment aforementioned above. Other income decreased by $883 primarily related to lower fee revenue from CLF. Bank owned life insurance decreased by $370 mainly due to the receipt of death benefits on life insurance policies on two former employees in the amount of $699 in 2024. Service charges increased by $347 primarily attributable to an increase in retail overdraft fees.

Noninterest Expense

Noninterest expense increased $1,418, or 1.3%, to $113,938 for the year ended December 31, 2025, from $112,520 for the comparable 2024 period. The increase was primarily due to increases in other operating expenses of $4,109 and professional fees of $801, mostly offset by decreases in compensation expense of $3,080 and equipment expense of $1,448. For the twelve months ended December 31, 2025, noninterest expense was increased by $3,782 of non-recurring adjustments related to acquisition expenses from the FSB acquisition and the CLF core system conversion.

The increase in other operating expenses is mainly attributable to the aforementioned non-recurring adjustments. The increase in professional services was mainly due to utilizing consultants to assist in transitioning CLF to its new core processing system that was completed in the second quarter of 2025. The decrease in compensation expense was due to an increase in the deferral of salaries and wages related to loan originations in 2025. The decrease in equipment expense was related to operating lease contracts, as our CLF division continues to originate fewer operating leases coupled with purchasing residual value insurance on those operating leases with a goal of eventually eliminating depreciation expense related to operating leases, as well as $737 in depreciation expense recorded to write down the net book value of certain assets identified as no longer in use.

Income Tax Expense

Income tax expense was $9,023 in 2025 compared to $4,891 in 2024. Income tax expense as a percentage of pre-tax income was 16.3% in 2025 compared to 13.4% in 2024. The increase in the effective tax rate for 2025 is mainly due to pretax income outpacing the change in permanent differences in 2025, thus creating more taxable income at the statutory tax rate of 21%, therefore, increasing the Company's effective tax rate. A lower federal effective tax rate than the statutory rate of 21% in 2025 and 2024 is primarily due to tax-exempt interest income from state and municipal investments, municipal loans, income from BOLI and low income housing tax credits.

Comparison of Results of Operations for the Years Ended December 31, 2024 and December 31, 2023

A discussion regarding our financial condition and results of operations for the year ended December 31, 2024 and year-to-year comparisons between 2024 and 2023, which are not included in this Annual Report on Form 10-K, can be found under "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" in Part II of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2024 and are incorporated by reference herein.

Changes in Interest Income and Interest Expense

Resulting from Changes in Volume and Changes in Rate

The following table sets forth, for the periods indicated, a summary of the changes in interest income and interest expense resulting from changes in volume and changes in rate (Amounts in thousands):

	Increase (decrease) due to:
	Volume (1)	Rate (1)	Net
2025 compared to 2024
Interest income:
Loans	$9,660	$2,231	$11,891
Taxable securities	1,344	983	2,327
Nontaxable securities	(201)	61	(140)
Interest-bearing deposits in other banks	358	(146)	212
Total interest income	$11,161	$3,129	$14,290
Interest expense:
Savings and interest-bearing demand accounts	$2,140	$(1,010)	$1,130
Certificates of deposit	2,738	(5,475)	(2,737)
Short-term Federal Home Loan Bank advances	(2,258)	(3,209)	(5,467)
Long-term Federal Home Loan Bank advances	(18)	5	(13)
Securities sold under repurchase agreements	—	—	—
Federal funds purchased	—	—	—
Other borrowings	(256)	54	(202)
Subordinated debentures	7	(301)	(294)
Total interest expense	$2,353	$(9,936)	$(7,583)
Net interest income	$8,808	$13,065	$21,873
2024 compared to 2023
Interest income:
Loans	$15,926	$6,897	$22,823
Taxable securities	(308)	1,229	921
Nontaxable securities	40	151	191
Interest-bearing deposits in other banks	(45)	71	26
Total interest income	$15,613	$8,348	$23,961
Interest expense:
Savings and interest-bearing demand accounts	$413	$13,751	$14,164
Certificates of deposit	17,450	432	17,882
Short-term Federal Home Loan Bank advances	3,258	700	3,958
Long-term Federal Home Loan Bank advances	(23)	(1)	(24)
Securities sold under repurchase agreements	(4)	—	(4)
Federal funds purchased	(5)	(1)	(6)
Other borrowings	(5,033)	1,728	(3,305)
Subordinated debentures	7	75	82
Total interest expense	$16,063	$16,684	$32,747
Net interest income	$(450)	$(8,336)	$(8,786)

(1)
The change in interest income and interest expense due to changes in both volume and rate, which cannot be segregated, has been allocated proportionately to the change due to volume and the change due to rate.

Distribution of Assets, Liabilities and Shareholders’ Equity;

Interest Rates and Interest Differential

The following table sets forth, for the years ended December 31, 2025, 2024 and 2023, the distribution of assets, including interest amounts and average rates of major categories of interest-earning assets and noninterest-earning assets (Amounts in thousands):

	2025			2024			2023
Assets	Average balance	Interest	Yield/ rate	Average balance	Interest	Yield/ rate	Average balance	Interest	Yield/ rate
Interest-earning assets:
Loans (1)(2)(3)(5)	$3,140,457	$195,469	6.22%	$2,984,912	$183,578	6.15%	$2,722,797	$160,755	5.90%
Taxable securities (4)	403,185	14,966	3.42%	357,255	12,639	3.18%	363,972	11,718	2.88%
Non-taxable securities (4)(5)	280,978	9,333	3.87%	291,833	9,473	3.85%	282,678	9,282	3.79%
Interest-bearing deposits in other banks	28,729	1,217	4.24%	20,580	1,005	4.87%	21,551	979	4.54%
Total interest earning assets	3,853,349	220,985	5.71%	3,654,580	206,695	5.62%	3,390,998	182,734	5.35%
Noninterest-earning assets:
Cash and due from financial institutions	39,773			34,494			39,219
Premises and equipment, net	43,618			52,230			58,456
Accrued interest receivable	14,025			13,349			11,499
Intangible assets	134,399			134,273			133,626
Other assets	63,100			57,879			63,152
Bank owned life insurance	58,129			62,349			54,211
Less allowance for credit losses	(40,611)			(39,498)			(33,814)
Total	$4,165,782			$3,969,656			$3,717,347

(1)
For purposes of these computations, the daily average loan amounts outstanding are net of unearned income and include loans held for sale.
(2)
Included in loan interest income are loan fees of $1,928 in 2025, $2,952 in 2024 and $2,960 in 2023.
(3)
Non-accrual loans are included in loan totals and do not have a material impact on the analysis presented.
(4)
Average balance is computed using the carrying value of securities. The average yield has been computed using the historical amortized cost average balance for available for sale securities.
(5)
Yield/Rate is calculated using the tax-equivalent adjustment of 21% for 2025, 2024 and 2023.

Distribution of Assets, Liabilities and Shareholders’ Equity;

Interest Rates and Interest Differential (Continued)

The following table sets forth, for the years ended December 31, 2025, 2024 and 2023, the distribution of liabilities, including interest amounts and average rates of major categories of interest-bearing liabilities and shareholders’ equity (Amounts in thousands):

	2025			2024			2023
Liabilities and Shareholders’ Equity	Average balance	Interest	Yield/ rate	Average balance	Interest	Yield/ rate	Average balance	Interest	Yield/ rate
Interest-bearing liabilities:
Savings and interest-bearing demand accounts	$1,570,431	$22,983	1.46%	$1,426,288	$21,853	1.53%	$1,356,789	$7,689	0.57%
Time deposits	1,021,670	41,211	4.03%	959,276	43,948	4.58%	578,243	26,066	4.51%
Short-term Federal Home Loan Bank advances	296,338	12,984	4.41%	341,692	18,451	5.39%	280,887	14,493	5.16%
Long-term Federal Home Loan Bank advances	1,142	29	2.54%	1,892	42	2.22%	2,909	66	2.27%
Other borrowings	5,466	552	9.97%	8,076	753	9.32%	74,025	4,058	5.48%
Securities sold under repurchase agreements	—	—	—	—	—	—	8,685	4	0.05%
Federal funds purchased	137	6	4.38%	137	7	5.11%	244	13	5.33%
Subordinated debentures	104,162	4,637	4.45%	104,017	4,931	4.74%	103,873	4,849	4.67%
Total interest-bearing liabilities	2,999,346	82,402	2.75%	2,841,378	89,985	3.17%	2,405,655	57,238	2.38%
Noninterest-bearing liabilities:
Demand deposits	673,653			701,397			917,005
Other liabilities	43,215			49,522			50,963
	716,868			750,919			967,968
Shareholders’ equity	449,568			377,359			343,724
Total	$4,165,782			$3,969,656			$3,717,347
Net interest income and interest rate spread (1)		$138,583	2.96%		$116,710	2.45%		$125,496	2.97%
Net interest margin (2)			3.61%			3.21%			3.70%

(1)
Interest rate spread is calculated by subtracting the rate on average interest-bearing liabilities from the yield on average interest-earning assets.
(2)
Net interest margin is calculated by dividing tax-equivalent adjusted net interest income by average interest-earning assets.

Liquidity and Capital Resources

Civista maintains a conservative liquidity position. All securities, with the exception of equity securities, are classified as available for sale. At December 31, 2025, securities with maturities of one year or less totaled $25,257, or 3.7% of the total securities portfolio. The available for sale portfolio helps to provide Civista with the ability to meet its funding needs. The Consolidated Statements of Cash Flows contained in the Consolidated Financial Statements detail the Company’s cash flows from operating activities resulting from net earnings.

Net cash provided by operating activities was $43,273, $48,246 and $62,698 for 2025, 2024 and 2023, respectively. The primary additions to cash from operating activities are from net income, adjusted for amortization of intangible assets, amortization of securities net of accretion, the provision for credit losses, depreciation and proceeds from sale of loans. The primary use of cash from operating activities is from loans originated for sale. Net cash provided by (used for) investing activities was $55,591, $(258,801) and $(311,784) in 2025, 2024 and 2023, respectively, principally reflecting our loan and investment security activities in all periods and net cash received from the FSB acquisition in 2025. Change in deposits and borrowings, as well as cash dividends paid to shareholders' comprised most of our financing activities, which resulted in net cash (used) provided of $(84,699), $213,304 and $266,131 in 2025, 2024 and 2023, respectively.

Future loan demand of Civista can be funded by increases in deposit accounts, proceeds from payments on existing loans, the maturity of securities and the sale of securities classified as available for sale. Additional sources of funds may also come from borrowing in the Federal Funds market and/or borrowing from the FHLB. As of December 31, 2025, Civista had total credit capacity with the FHLB of $1,004,533, of which $695,978 was available.

On a separate entity basis, CBI’s primary source of funds is dividends paid by its subsidiaries, primarily by Civista. Generally, subject to applicable minimum capital requirements, Civista may declare and pay a dividend without the approval of the Federal Reserve Bank of Cleveland (the “Federal Reserve Bank”) and the ODFI, provided the total dividends in a calendar year do not exceed the total of its profits for that year combined with its retained profits for the two preceding years. At December 31, 2025, Civista had $31,647 of net profits available to pay dividends to CBI without requiring regulatory approval.

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

Capital Adequacy

Shareholders’ equity totaled $543,474 at December 31, 2025 compared to $388,502 at December 31, 2024. The increase in shareholders' equity resulted from net income of $46,212 coupled with $75,666 from the capital raise completed in the third quarter of 2025 and $31,214 from the issuance of common shares in the fourth quarter of 2025 in connection with the FSB acquisition, partially offset by $11,836 of dividends on common shares and $178 of repurchases of common shares as treasury shares. Additionally, $852 was recognized as stock-based compensation in 2025 in connection with the grant of restricted common shares. Accumulated other comprehensive loss decreased by $13,042 due to an increase in the fair value of securities available for sale, net of tax.

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

The BASEL III regulatory capital rules and regulations also place restrictions on the payment of capital distributions, including dividends, and certain discretionary bonus payments to executive officers if the company does not hold a capital conservation buffer of at least 2.5% composed of CET1 capital above its minimum risk-based capital requirements, or if its eligible retained income is negative in that quarter and its capital conservation buffer ratio was less than 2.5% at the beginning of the quarter.

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

Fair Value of Financial Instruments

The Company has disclosed the fair value of its financial instruments at December 31, 2025 and 2024 in Note 17 to the Consolidated Financial Statements. The fair value of loans at December 31, 2025 was 97.1% of the carrying value compared to 96.0% at December 31, 2024. The fair value of time deposits at December 31, 2025 was 100.2% of the carrying value compared to 100.4% at December 31, 2024. Changes in fair value were primarily due to changes in the discount values used to measure fair value.

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

The following table provides information about the Company’s financial instruments that were sensitive to changes in interest rates as of December 31, 2025 and 2024, based on certain prepayment and account decay assumptions that management believes are reasonable. Although the Company had derivative financial instruments as of December 31, 2025 and 2024, the changes in fair value of the assets and liabilities of the underlying contracts offset each other. For more information about derivative financial instruments, see Note 22 to the Consolidated Financial Statements. Expected maturity date values for interest-bearing core deposits were calculated based on estimates of the period over which the deposits would be outstanding. The Company’s borrowings were tabulated by contractual maturity dates and without regard to any conversion or repricing dates.

Net Portfolio Value

	December 31, 2025			December 31, 2024
Change in Rates	Dollar Amount	Dollar Change	Percent Change	Dollar Amount	Dollar Change	Percent Change
+400bp	$863,959	$64,730	8.10%	$649,236	$46,009	7.63%
+300bp	852,282	53,053	6.64%	640,723	37,496	6.22%
+200bp	838,444	39,215	4.91%	630,945	27,718	4.59%
+100bp	822,260	23,031	2.88%	620,021	16,794	2.78%
Base	799,229	—	0.00%	603,227	—	0.00%
-100bp	783,907	(15,322)	-1.92%	584,528	(18,699)	-3.10%
-200bp	762,828	(36,401)	-4.55%	556,163	(47,064)	-7.80%
-300bp	794,297	(4,932)	-0.62%	530,688	(72,539)	-12.03%
-400bp	892,836	93,607	11.71%	593,087	(10,140)	-1.68%

The modeled non-linear response in certain declining rate scenarios reflects the impact of the prepayment assumptions, embedded optionality in mortgage-related assets, and deposit behavior assumptions used in the Company's interest rate risk models. The change in net portfolio value from December 31, 2024 to December 31, 2025, can be attributed to changes in both volume and mix of assets and funding sources. The volume of loans has increased, and the asset mix remains centered on loans. The volume of certificates of deposit has increased and both non-maturing deposits and borrowed money have increased. The volume and mix shifts in 2025 contributed to an increase in the base net portfolio value. Beyond the change in the base level of net portfolio value, projected movements in rates, up or down, would also lead to changes in market values.

Critical Accounting Policies and Estimates

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

Goodwill: The Company accounts for business combinations using the acquisition method of accounting. Accordingly, the identifiable assets acquired and the liabilities assumed are recorded at their estimated fair values as of the date of acquisition with any excess of the cost of the acquisition over the fair value recorded as goodwill. The Company performs an evaluation of goodwill for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The evaluation for impairment involves comparing the current estimated fair value of the Company to its carrying value. If the current estimated fair value exceeds the carrying value, no additional testing is required and an impairment loss is not recorded. If the estimated fair value is less than the carrying value, further valuation procedures are performed that could result in impairment of goodwill being recorded. Management estimated the fair value of the Reporting Unit as of the measurement date utilizing four valuation approaches: the comparable transactions approach, the control premium approach, the public market peers control premium approach and the discounted cash flow approach. These approaches were all considered in reaching a conclusion on fair value. The estimated fair value of the Reporting Unit was then compared to the current carrying value to determine if impairment had occurred. It is our opinion that, as of the November 30, 2025 measurement date, the aggregate fair value of the Reporting Unit exceeds the carrying value of the Reporting Unit. Therefore management concluded that goodwill was not impaired and made no adjustment in 2025.

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

Pension Benefits: Pension costs and liabilities are dependent on assumptions used in calculating such amounts. These assumptions include discount rates, benefits earned, interest costs, expected return on plan assets, mortality rates, and other factors. In accordance with GAAP, actual results that differ from the assumptions are accumulated and amortized over future periods and, therefore, generally affect recognized expense and the recorded obligation of future periods. While management believes that the assumptions used are appropriate, differences in actual experience or changes in assumptions may affect the Company’s pension obligations and future expense. Our pension benefits are described further in Note 15 to the “Consolidated Financial Statements.”

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

Management assessed the Company’s system of internal control over financial reporting as of December 31, 2025, in relation to criteria for effective internal control over financial reporting as described in “2013 Internal Control – Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concludes that, as of December 31, 2025, its system of internal control over financial reporting is effective and meets the criteria of the “2013 Internal Control – Integrated Framework”. Plante & Moran, PLLC, independent registered public accounting firm, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025.

Management is responsible for compliance with the federal and state laws and regulations concerning dividend restrictions and federal laws and regulations concerning loans to insiders designated by the FDIC as safety and soundness laws and regulations. Management has assessed compliance by the Company with the designated laws and regulations relating to safety and soundness. Based on the assessment, management believes that the Company complied, in all significant respects, with the designated laws and regulations related to safety and soundness for the year ended December 31, 2025.

Dennis G. Shaffer	Ian Whinnem
President and Chief Executive Officer	Senior Vice President, Chief Financial Officer

Sandusky, Ohio
March 6, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors

Civista Bancshares, Inc.

Sandusky, Ohio

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Civista Bancshares, Inc. (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, changes in shareholders' equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (the “PCAOB”), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 6, 2026 expressed an unqualified opinion thereon.

Basis for Opinion

The Company's management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments.

The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Credit Losses on Collectively Evaluated Loans – Refer to Notes 1 and 5 to the Consolidated Financial Statements

Critical Audit Matter Description

Management’s estimate of the allowance for credit losses (ACL) includes a reserve on collectively evaluated loans. The reserve on collectively evaluated loans is calculated using a discounted cash flow method for all loan segments to estimate expected losses. Cash flow projections are generated at the instrument level with probability of default and loss given default based on the historical loss experience of a selected peer group over a defined lookback period and the correlation of that loss experience to selected economic variables (loss drivers). Loss expectations are adjusted for forecasted changes in those economic variables over a reasonable and supportable forecast period and further adjusted for qualitative factors to address the impact of internal and external information both specific to the institution and the environment that are not already captured in the quantitative calculation. Significant assumptions in management’s estimate of the reserve on collectively evaluated loans include, among others, (i) peer group selection, (ii) the lookback period, (iii) selection of loss drivers, and (iv) qualitative factor adjustments.

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
•
We tested management’s process for determining reserves on collectively evaluated loans including the following:
o
Evaluation of the appropriateness of management’s methodology
o
Testing the completeness and accuracy of data utilized by management
o
Evaluation of the relevance and reliability of information used by management in the development of the estimate
o
Evaluation of the reasonableness of significant assumptions used in the estimate, including consideration of whether the adjustments applied were reasonable given portfolio composition; relevant external factors, including economic conditions; and consideration of historical or recent experience and conditions and events affecting the Company
o
Testing the accuracy of the mathematical application of significant assumptions, including application of the qualitative factors to adjust the historical loss experience.

/s/ Plante & Moran, PLLC

We have served as the Company’s auditor since 2024.

Auburn Hills, Michigan

March 6, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors

Civista Bancshares, Inc.

Sandusky, Ohio

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting as of December 31, 2025 of Civista Bancshares, Inc. (the “Company”), based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO framework”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in the COSO framework.

We also have audited the accompanying consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, changes in shareholders' equity, and cash flows for the years then ended; and the related notes (collectively referred to as the “consolidated financial statements”), in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our report dated March 6, 2026, expresses an unqualified opinion thereon.

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

March 6, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders, Board of Directors, and Audit Committee

Civista Bancshares, Inc.

Sandusky, Ohio

Opinion on the Consolidated Financial Statements

We have audited, before the effects of the adjustments to retrospectively apply the change in accounting described in Notes 1 and 26 due to the adoption of Accounting Standards Update 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, the consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows of Civista Bancshares, Inc. (the “Company”) for the year ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements, before the effects of the adjustments to retrospectively apply the change in accounting described in Notes 1 and 26, referred to above, present fairly, in all material respects, the results of the Company’s operations and its cash flows for the year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively apply the change in accounting described in Notes 1 and 26, and accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by Plante & Moran PLLC.

Change in Accounting Principle

As discussed in Notes 1 and 5 to the financial statements, the Company changed its method of accounting for the allowance for credit losses as of January 1, 2023 due to the adoption of Accounting Standards Update 2016-13, which established Accounting Standards Codification Topic 326, Financial Instruments - Credit Losses.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit.

We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Cincinnati, Ohio

March 14, 2024

CIVISTA BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2025 and 2024

(Amounts in thousands, except share data)

	2025	2024
ASSETS
Cash and due from financial institutions	$77,320	$63,155
Cash and cash equivalents	77,320	63,155
Investments in time deposits	1,165	1,450
Securities available for sale	681,908	648,067
Equity securities	2,692	2,421
Loans held for sale	7,180	665
Loans and leases, net of allowance of $42,020 and $39,669	3,228,026	3,041,561
Other securities	25,942	30,352
Premises and equipment, net	40,611	47,166
Accrued interest receivable	14,436	13,453
Goodwill	130,438	125,520
Other intangible assets, net	13,100	7,883
Bank owned life insurance	63,153	62,783
Swap assets	3,494	5,308
Deferred taxes	16,501	21,681
Other assets	30,487	27,004
Total assets	$4,336,453	$4,098,469
LIABILITIES
Deposits
Noninterest-bearing	$702,032	$695,094
Interest-bearing	2,764,432	2,516,776
Total deposits	3,466,464	3,211,870
Short-term Federal Home Loan Bank advances	175,000	339,000
Long-term Federal Home Loan Bank advances	855	1,501
Subordinated debentures, net	104,234	104,089
Other borrowings	4,090	6,293
Swap liabilities	5,748	11,638
Accrued expenses and other liabilities	36,588	35,576
Total liabilities	3,792,979	3,709,967
SHAREHOLDERS’ EQUITY
Common stock, no par value, 40,000,000 shares authorized, 24,607,544 shares issued at December 31, 2025 and 19,340,021 shares issued at December 31, 2024	419,769	312,037
Accumulated earnings	239,784	205,408
Treasury stock, 3,861,070 common shares at December 31, 2025 and 3,852,354 common shares at December 31, 2024, at cost	(75,764)	(75,586)
Accumulated other comprehensive loss	(40,315)	(53,357)
Total shareholders’ equity	543,474	388,502
Total liabilities and shareholders’ equity	$4,336,453	$4,098,469

CIVISTA BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended December 31, 2025, 2024 and 2023

(Amounts in thousands, except per share data)

	2025	2024	2023
Interest and dividend income
Loans and leases, including fees	$195,469	$183,578	$160,755
Taxable securities	14,966	12,639	11,718
Tax-exempt securities	9,333	9,473	9,282
Federal funds sold and other	1,217	1,005	979
Total interest and dividend income	220,985	206,695	182,734
Interest expense
Deposits	64,194	65,801	33,755
Federal Home Loan Bank advances	13,014	18,493	14,559
Subordinated debentures	4,636	4,931	4,849
Securities sold under agreements to repurchase and other	558	760	4,075
Total interest expense	82,402	89,985	57,238
Net interest income	138,583	116,710	125,496
Provision for credit losses	3,377	5,364	4,435
Net interest income after provision for credit losses	135,206	111,346	121,061
Noninterest income
Service charges	6,461	6,114	7,206
Net gain on sale of securities	0	33	0
Net gain (loss) on equity securities	271	252	(21)
Net gain on sale of loans and leases	4,489	4,438	2,908
ATM/Interchange fees	5,902	5,841	5,880
Wealth management fees	5,540	5,519	4,767
Lease revenue & residual income	5,874	8,911	7,595
Bank owned life insurance	1,835	2,205	1,112
Tax refund processing fees	—	—	2,375
Swap fees	275	232	673
Other	3,320	4,203	4,668
Total noninterest income	33,967	37,748	37,163
Noninterest expense
Compensation expense	58,741	61,821	58,291
Net occupancy expense	5,929	5,097	5,395
Equipment expense	8,105	9,553	11,085
Contracted data processing	2,333	2,248	2,242
FDIC Assessment	2,682	2,631	1,637
State franchise tax	2,039	2,052	2,026
Professional services	6,580	5,779	4,952
Amortization of core deposit intangibles	1,564	1,484	1,579
ATM/Interchange expense	2,729	2,544	2,420
Marketing expense	1,386	2,088	1,352
Software maintenance expenses	5,462	4,944	4,167
Other operating expenses	16,388	12,279	12,465
Total noninterest expense	113,938	112,520	107,611
Income before income taxes	55,235	36,574	50,613
Income taxes	9,023	4,891	7,649
Net income	46,212	31,683	42,964
Net income available to common shareholders	$46,212	$31,683	$42,964
Earnings per common share, basic	$2.64	$2.01	$2.73
Earnings per common share, diluted	$2.64	$2.01	$2.73

CIVISTA BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years ended December 31, 2025, 2024 and 2023

(Amounts in thousands)

	2025	2024	2023
Net income	$46,212	$31,683	$42,964
Other comprehensive income (loss):
Unrealized holding gains (loss) on available for sale securities	16,958	(7,338)	12,330
Tax effect	(3,629)	1,537	(2,583)
Unrealized holding gains (losses) on balance sheet swap	(74)	—	—
Tax effect	16	—	—
Reclassification of gains recognized in net income	—	(33)	—
Tax effect	—	7	—
Pension liability adjustment	(290)	—	972
Tax effect	61	—	(204)
Reclassification of actuarial gain recognized in net income	—	—	—
Tax effect	—	—	—
Total other comprehensive income (loss)	13,042	(5,827)	10,515
Comprehensive income (loss)	$59,254	$25,856	$53,479

CIVISTA BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Years ended December 31, 2025, 2024 and 2023

(Amounts in thousands, except share data)

	Common Shares		Accumulated	Treasury	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Earnings	Stock	Income (Loss)	Equity
Balance, December 31, 2022	15,728,234	$310,182	$156,492	$(73,794)	$(58,045)	$328,766
Cumulative-effect adjustment for adoption of ASC 326	—	—	(6,069)	—	—	(6,069)
Balance January 1, 2023	15,728,234	$310,182	$150,423	$(73,794)	$(58,045)	$328,766
Net income	—	—	42,964	—	—	42,964
Other comprehensive income	—	—	—	—	10,515	10,515
Stock-based compensation	57,613	984	—	—	—	984
Common share dividends ($0.61 per share)	—	—	(9,599)	—	—	(9,599)
Repurchase of common stock	(90,423)	—	—	(1,628)	—	(1,628)
Balance, December 31, 2023	15,695,424	$311,166	$183,788	$(75,422)	$(47,530)	$372,002
Net income	—	—	31,683	—	—	31,683
Other comprehensive income	—	—	—	—	(5,827)	(5,827)
Stock-based compensation	51,347	871	—	—	—	871
Common share dividends ($0.64 per share)	—	—	(10,063)	—	—	(10,063)
Forfeited contingent consideration	(250,148)	—	—	—	—	0
Repurchase of common stock	(8,956)	—	—	(164)	—	(164)
Balance, December 31, 2024	15,487,667	$312,037	$205,408	$(75,586)	$(53,357)	$388,502
Net income	—	—	46,212	—	—	46,212
Other comprehensive income	—	—	—	—	13,042	13,042
Stock-based compensation	44,812	852	—	—	—	852
Shares issued for capital offering	3,788,238	75,666	—	—	—	75,666
Shares issued for Farmers Savings Bank acquisition	1,434,473	31,214				31,214
Common share dividends ($0.68 per share)	—	—	(11,836)	—	—	(11,836)
Repurchase of common stock	(8,716)	—	—	(178)	—	(178)
Balance, December 31, 2025	20,746,474	$419,769	$239,784	$(75,764)	$(40,315)	$543,474

CIVISTA BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2025, 2024 and 2023

(Amounts in thousands)

	2025	2024	2023
Cash flows from operating activities:
Net income	$46,212	$31,683	$42,964
Adjustments to reconcile net income to net cash from operating activities
Time deposits amortization	—	—	7
Security amortization, net	554	962	468
Depreciation	8,315	9,545	10,760
Amortization of core deposit intangible	1,564	1,484	1,579
Accretion of net deferred loan fees and purchase discounts	(2,688)	(1,166)	(1,299)
Loss (gain) on sale of fixed assets	—	5	(82)
Net gain on sale of OREO properties	—	(255)	—
Net gain on sale of securities	—	(33)	—
Net (gain) loss on equity securities	(271)	(252)	21
Provision for credit losses	3,377	5,364	4,435
Loans and leases originated for sale	(168,432)	(161,094)	(101,170)
Proceeds from sale of loans and leases	166,406	166,592	103,036
Net gain on sale of loans and leases	(4,489)	(4,438)	(2,908)
Increase in cash surrender value of bank owned life insurance	(1,835)	(2,205)	(1,112)
Share-based compensation	852	871	984
Deferred taxes	1,188	(1,853)	(675)
Change in:
Accrued interest payable	(4,952)	(7)	8,858
Accrued interest receivable	(543)	(634)	(1,641)
Cash collateral posted by derivative counterparties	(4,150)	6,330	—
Other, net	2,165	(2,653)	(1,527)
Net cash provided by operating activities	43,273	48,246	62,698
Cash flows used for investing activities:
Investments in time deposits
Maturities	1,205	490	245
Purchases	(920)	(715)	—
Securities available for sale
Maturities, prepayments and calls	87,442	31,235	23,138
Sales	—	2,994	—
Purchases	(104,879)	(72,324)	(14,146)
Purchases of other securities	(18,019)	(14,179)	(32,311)
Redemption of other securities	22,688	13,825	35,898
Purchase of equity securities	—	—	—
Purchases of bank owned life insurance	—	(1,315)	(7,000)
Proceeds from bank owned life insurance	1,465	2,072	320
Net change in loans	(83,098)	(221,253)	(314,499)
Proceeds from sale of OREO properties	—	316	—
Cash received from acquisitions, net	149,474	—	—
Premises and equipment purchases	(1,158)	(4,186)	(3,429)
Disposal of premises and equipment	1,391	4,239	—
Net cash provided by (used) in investing activities	55,591	(258,801)	(311,784)

CIVISTA BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

Years ended December 31, 2025, 2024 and 2023

(Amounts in thousands)

	2025	2024	2023
Cash flows from financing activities:
Increase (decrease) in deposits	18,498	226,842	365,044
Net change in short-term FHLB advances	(164,000)	1,000	(1,186)
Repayment of long-term FHLB advances	(646)	(891)	(55,700)
Net proceeds from common stock issuance	75,666	—	—
Change in other borrowings	(2,203)	(3,420)	(5,657)
Increase (decrease) in securities sold under repurchase agreements	—	—	(25,143)
Repurchase of common stock	(178)	(164)	(1,628)
Cash dividends paid	(11,836)	(10,063)	(9,599)
Net cash (used) provided by financing activities	(84,699)	213,304	266,131
Increase (decrease) in cash and due from financial institutions	14,165	2,749	17,045
Cash and cash equivalents at beginning of year	63,155	60,406	43,361
Cash and cash equivalents at end of year	$77,320	$63,155	$60,406
Supplemental disclosures of cash flow information:
Interest paid	$86,527	$89,992	$48,380
Income taxes paid	8,075	4,886	9,510
Transfer of loans from portfolio to other real estate owned	—	61	—
Securities purchased not settled	—	500	—

The Company purchased all of the common stock of The Farmers Savings Bank for a total purchase consideration of $66,758 on November 6, 2025. The Company issued 1,434,473 common shares and paid approximately $35,544 in cash to the former shareholders of The Farmers Savings Bank. In conjunction with the acquisition, liabilities were assumed as follows: (See Note 2 for additional details)

Fair value of assets acquired	$268,139
Less: common stock issued	31,214
Liabilities assumed	$236,925

CIVISTA BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025, 2024 and 2023

(Amounts in thousands, except share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following is a summary of the accounting policies adopted by Civista Bancshares, Inc., which have a significant effect on the Consolidated Financial Statements.

Nature of Operations and Principles of Consolidation: The Consolidated Financial Statements include the accounts of Civista Bancshares, Inc. (“CBI”) and its wholly-owned direct and indirect subsidiaries: Civista Bank (“Civista”), First Citizens Insurance Agency, Inc. (“FCIA”), Water Street Properties, Inc. (“WSP”), CIVB Risk Management, Inc. (“CRMI”), and First Citizens Investments, Inc. (“FCI”). The above companies together are sometimes referred to as the “Company.” Intercompany balances and transactions are eliminated in consolidation.

Civista provides financial services through its offices in the Ohio counties of Champaign, Crawford, Cuyahoga, Erie, Franklin, Henry, Huron, Logan, Lorain, Madison, Medina, Montgomery, Ottawa, Richland, Summit, and Wood, in the Indiana counties of Dearborn and Ripley, and in the Kentucky county of Kenton. Its primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are residential mortgage, commercial, and installment loans. Substantially all loans are secured by specific items of collateral including business assets, consumer assets and commercial and residential real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. There are no significant concentrations of loans to any one industry or customer. However, our customers’ ability to repay their loans is dependent on the real estate and general economic conditions in the area. Other financial instruments that potentially represent concentrations of credit risk include deposit accounts in other financial institutions.

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

FCIA was formed to allow the Company to participate in commission revenue generated through its third party insurance agreement. Insurance commission revenue was less than 1% of total revenue for each of the years ended December 31, 2025, 2024 and 2023. WSP was formed to hold repossessed assets of CBI’s subsidiaries. WSP revenue was less than 1% of total revenue for each of the years ended December 31, 2025, 2024 and 2023. CRMI was formed in 2017 to provide property and casualty insurance coverage to CBI and its subsidiaries for which insurance may not be currently available or economically feasible in the insurance marketplace. CRMI revenue was less than 1% of total revenue for each of the years ended December 31, 2025, 2024 and 2023. FCI is wholly-owned by Civista and holds and manages its securities portfolio. The operations of FCI are located in Wilmington, Delaware.

Acquisition of The Farmers Savings Bank ("FSB")

At the close of business on November 6, 2025, Civista closed the previously announced acquisition of FSB. The acquisition added approximately $268.1 million of total assets, $106.2 million of total loans and leases, $236.1 million of total deposits, and two branches. The 2025 results reflect inclusion of FSB since November 7, 2025.

Upon the closing of the acquisition, FSB was merged with and into Civista Bank. In addition, the management and organization structure was updated to reflect the combined organization. On-boarding of former FSB colleagues and their initial training remain ongoing. Certain of Civista's products and services are being introduced across the legacy FSB customer base, and customer-facing colleagues are focused on both growing and retaining customers. Technology conversions were completed in mid-February 2026, as scheduled.

Offering of Common Shares

On July 10, 2025, CBI announced an underwritten public offering of up to a maximum of 3,788,238 of its common shares. CBI subsequently closed on the sale of 3,294,120 common shares on July 14, 2025, and the sale of an additional 494,118 common shares on July 16, 2025 pursuant to the underwriters' exercise of their overallotment option, at the

CIVISTA BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025, 2024 and 2023

(Amounts in thousands, except share data)

public offering price of $21.25 per share. The aggregate net proceeds from the offering were approximately $75.7 million, after deducting $608 of direct expenses and the underwriting discount of $4.2 million. The net proceeds from the offering were initially used to pay-down short-term FHLB advances, but the long-term strategic plan is to use the net proceeds for general corporate purposes, which may include supporting organic growth opportunities and future strategic transactions.

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

Cash Flows: Cash and cash equivalents include cash on hand and demand deposits with financial institutions with original maturities of less than 90 days. Net cash flows are reported for customer loan and deposit transactions, interest bearing deposits in other financial institutions, federal funds purchased, and short-term borrowings. The Company routinely maintains balances that exceed FDIC insured limits but believes the risk of loss is very low with respect to such deposits.

Investments in time deposits: Investments in time deposits include certificates of deposit held in other financial institutions that mature over the next year and are carried at cost.

Securities available for sale: Debt securities are classified as available for sale when they might be sold before maturity. Securities available for sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income, net of tax.

Interest income includes amortization of purchase premium and accretion of discount. Discounts are accreted into interest income over the estimated life of the related security and premiums are amortized into income to the earlier of the call date or estimated life of the related security using the level yield method without anticipated prepayments, except for mortgage backed securities where prepayments are anticipated. Realized gains and losses on sales of securities, which are reported in net gain on sale of securities in the Consolidated Statements of Operations, are recognized on the trade date and determined using the specific identification method.

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

CIVISTA BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025, 2024 and 2023

(Amounts in thousands, except share data)

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

The Company adopted Accounting Standards Certification ("ASC") 326 using the modified retrospective method for all financial assets measured at amortized cost and off-balance sheet credit exposures. Results for the periods beginning after January 1, 2023 are presented under ASC 326, while prior period amounts continue to be reported in accordance with previously applicable GAAP. The Company adopted ASC 326 using the prospective transition approach for purchased credit deteriorated ("PCD") financial assets that were previously classified as purchased credit impaired ("PCI") and accounted for under ASC 310-30. In accordance with ASC 326, management did not reassess whether PCI assets met the criteria of PCD assets as of the date of adoption. On January 1, 2023, the amortized cost basis of the PCD assets was adjusted to reflect the addition of $1,668 to the allowance for credit losses. The remaining noncredit discount (based on the adjusted amortized cost basis) will be accreted into interest income at the effective interest rate as of January 1, 2023. The adoption of CECL resulted in an increase to our total allowance for credit losses (“ACL”) on loans held for investment of $4.3 million, an increase in allowance for credit losses on unfunded loan commitments of $3.4 million, a reclassification of PCI discount from loans to the ACL of $1.7 million, and an increase in deferred tax assets of $1.6 million. The Company also recorded a net reduction of retained earnings of $6.1 million upon adoption.

The allowance for credit losses is evaluated on a regular basis and established through charges to earnings in the form of a provision for credit losses. Portfolio loans, as well as, direct financing and sales-type leases, are all collectively referred to as loans. When a loan or portion of a loan is determined to be uncollectible, the portion deemed uncollectible is charged against the allowance and subsequent recoveries, if any, are credited to the allowance. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

Portfolio Segmentation (“Pooled Loans”)

Portfolio segmentation is defined as the pooling of loans based upon similar risk characteristics such that quantitative methodologies and qualitative adjustment factors for estimating the allowance for credit losses are constructed for

CIVISTA BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025, 2024 and 2023

(Amounts in thousands, except share data)

each segment. Common characteristics and risk profiles include type/purpose of loan, underlying collateral, geographically similarity, and historical/expected credit loss patterns. The Company uses relevant available information, from internal and external sources, relating to past events, current condition, and reasonable and supportable forecasts to estimate the allowance for credit losses. Historical credit loss experience provides the basis for the estimation of expected credit losses. Adjustments to historical loss information are made for differences in current-loan specific risk characteristics such as differences in underwriting standards, portfolio mix, delinquency level, nature or volume of the Company's financial assets, changes in experience in staff, as well as changes in environmental conditions, such as changes in unemployment rates, property values, and other external factors, such as regulatory, legal, and technological environments. The Company has identified nine portfolio segments of loans including Commercial & Agriculture, Commercial Real Estate – Owner Occupied, Commercial Real Estate – Non-Owner Occupied, Residential Real Estate, Real Estate Construction, Home Equity Line of Credit, Farm Real Estate, Lease Financing Receivable and Consumer and Other Loans. The credit composition and risk characteristic of each portfolio segment are as follows:

Commercial & Agriculture - Commercial and agriculture loans are typically comprised of working capital loans, loans for physical expansion, asset acquisition loans and other commercial and industrial business loans. Commercial loans are made primarily on historical and projected cash flows of the borrower and secondarily on the collateral provided by the borrower. Minimum standards and underwriting guidelines have been established for all commercial types.

Commercial Real Estate - Commercial real estate loans are subject to underwriting standards and processes similar to commercial loans. These are loans that are secured by mortgages on real estate collateral. Commercial real estate loans are viewed primarily as cash flow loans and the repayment of these loans is largely dependent on the successful operation of the property. Loan performance may be adversely affected by factors impacting the general economy of conditions specific to the real estate market, such as geographic location and/or property type. The commercial real estate segments used for the allowance for credit losses are:

• Owner-occupied - the Company assigns a loss rate based on historical losses, as well as using a forecasted average unemployment rate and Gross Domestic Product for the next twenty-four months as a loss driver.

• Nonowner-occupied - the Company assigns a loss rate based on historical losses, as well as using a forecasted average unemployment rate and Gross Domestic Product for the next twenty-four months as a loss driver. The primary difference between this segment and owner-occupied is the owner-occupied has slightly elevated loss rates.

Residential Real Estate - These loans are extended to purchase or refinance family residential dwellings. Residential real estate loans are considered homogenous in nature. Homes may be the primary or secondary residence of the borrower or may be investment properties of the borrower. Home equity lines of credit, included in this segment, are lines of credit that are extended to refinance 1-4 family residential dwellings, or to finance the borrower's needs and collateralized by the borrower's residence. These lines may be fixed or variable in nature, and the home serving as collateral may also have a first lien outstanding. The historical loss rates are used from prior periods which align to the unemployment projections for the next twenty-four months.

Real Estate Construction - The Company defines real estate construction loans as loans where the loan proceeds are controlled by the Company and used exclusively for the improvement or development of real estate in which the Company holds a mortgage. Due to the inherent risk in this type of loan, they are monitored closely.

Farm Real Estate - Farm real estate loans are subject to underwriting standards and processes similar to commercial loans. These are loans that are secured by mortgages on real estate collateral. Farm real estate loans are viewed as cash flow loans and the repayment of these loans is largely dependent on the successful operation of the property.

Lease Financing Receivables - Lease financing receivables are subject to underwriting standards and processes similar to commercial loans. These loans are often secured by equipment or transportation assets, and are made based primarily on the historical and projected cash flow of the borrower and secondarily on the underlying collateral

CIVISTA BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025, 2024 and 2023

(Amounts in thousands, except share data)

provided by the borrower. The cash flows of borrowers, however may not behave as forecasted and collateral securing the loans may fluctuate in value due to economic or individual performance factors.

Consumer and Other - Consumer and other loans include loans extended primarily for consumer and household purposes and includes loans acquired with BHG for the purpose of financing medical equipment. These also include overdrafts and other items not captured by the definitions above.

The allowance for credit losses for Pooled Loans is estimated based upon periodic review of the collectability of the loans quantitatively correlating historical loan experience with reasonable and supportable forecasts using forward looking information. The Company utilized a discounted cash flow ("DCF") method to estimate the quantitative portion of the allowance for credit losses for loans evaluated on a collective pooled basis. For each segment, a loss driver analysis ("LDA") is performed in order to identify appropriate loss drivers and create a regression model for use in forecasting cash flows. The LDA utilizes the Company’s own Federal Financial Institutions Examination Council’s (“FFIEC”) Call Report data for all segments except indirect auto and all new and unknown values. Peer data is incorporated into the analysis for all segments except indirect auto and all new and unknown values. The Company uses regression analysis to determine suitable loss drivers to utilize when modeling lifetime probability of default and loss given default for the changes in the economic factors for the loss driver segments. The identified loss drivers for all segments as of December 31, 2025 were national unemployment rate and national gross domestic product growth. Peer data is utilized in our model as more statistically supportable data. The Company uses actual loss data for the lease portfolio due to a lack of appropriate peer leasing data to forecast loss drivers.

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

CIVISTA BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025, 2024 and 2023

(Amounts in thousands, except share data)

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

For individually evaluated loans that are deemed to be collateral dependent loans, we adopted the practical expedient to measure the allowance based on the fair value of collateral. The allowance is calculated on an individual loan basis based on the shortfall between the fair value of the loan’s collateral and its recorded principal balance. If the fair value of the collateral exceeds the recorded principal balance, no allowance is required. Fair value estimates of collateral on individually analyzed loans, as well as on foreclosed and repossessed assets, are reviewed periodically. We also have a process in place to monitor whether value estimates at each quarter-end are reflective of current market conditions. Our credit policies establish criteria for obtaining appraisals and determining internal value estimates. We may also adjust outside and internal valuations based on identifiable trends within our markets, such as recent sales of similar properties or assets, listing prices and offers received. In addition, we may discount certain appraised and internal value estimates to address distressed market conditions.

Available for Sale (“AFS”) Debt Securities

For AFS securities in an unrealized loss position, the Company first assesses whether (i) we intend to sell, or (ii) it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If either of the criteria is met, any previously recognized allowances are charged-off and the security's amortized cost is written down to fair value through income. If neither case is affirmative, the security is evaluated to determine whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency and any adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income. Adjustments to the allowance are reported in our income statement as a component of credit loss expense. AFS securities are charged-off against the allowance or, in the absence of any allowance, written down through income when deemed uncollectible by management or when either of the aforementioned criteria regarding intent or requirement to sell is met.

Accrued Interest Receivable

Upon adoption of ASU 2016-13 and its related amendments on January 1, 2023, the Company made the following elections regarding accrued interest receivable:

•
Presenting accrued interest receivable balances separately within another line item on the statement of financial condition. Accrued interest receivable on loans and leases totaled $10,031 and $9,077 as of December 31, 2025 and 2024, respectively. Accrued interest receivable on debt securities totaled $4,371 and $4,376 as of December 31, 2025 and 2024, respectively. Both are included in accrued interest receivable on the Consolidated Balance Sheets.
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

CIVISTA BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025, 2024 and 2023

(Amounts in thousands, except share data)

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

In December 2025, the FASB issued ASU 2025-08, Financial Instruments - Credit Losses (Topic 326): Purchased Loans, which updates the accounting for Purchased Financial Assets ("PFA") under the CECL framework. The ASU expands the PFA model to include both Purchased Credit Deteriorated ("PCD") assets and certain non-PCD loan receivables, including purchased seasoned loans, applying the gross-up method to a broader group of acquired loans. This ASU addresses the long-standing concerns regarding double counting of credit losses and operational complexity under the prior CECL acquisition model. The ASU is effective for fiscal years beginning after December 15, 2026, but early adoption is permitted. The Company early adopted ASU 2025-08 on a prospective basis in the fourth quarter of 2025 in connection with the Company's acquisition of FSB that closed in November 2025.

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

CIVISTA BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025, 2024 and 2023

(Amounts in thousands, except share data)

Other Securities: Other securities include Federal Home Loan Bank of Chicago ("FHLB") stock, Federal Reserve Bank of Cleveland (“FRB”) stock, Federal Agricultural Mortgage Corporation ("Farmer Mac") stock, United Bankers' Bancorporation Inc. ("UBBI") stock, and Norwalk Community Development Corporation ("NCDC") stock, all of which are carried at cost.

Federal Home Loan Bank ("FHLB") Stock: Civista is a member of the FHLB of Cincinnati and as such, is required to maintain a minimum investment in stock of the FHLB that varies with the level of advances outstanding with the FHLB. The stock is bought from and sold to the FHLB based upon its $100 par value. The stock does not have a readily determinable fair value and as such is classified as restricted stock, carried at cost and evaluated for impairment by management. The stock’s value is determined by the ultimate recoverability of the par value rather than by recognizing temporary declines. The determination of whether the par value will ultimately be recovered is influenced by criteria such as the following: (a) the significance of the decline in net assets of the FHLB as compared to the capital stock amount and the length of time this situation has persisted, (b) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance, (c) the impact of legislative and regulatory changes on the customer base of the FHLB, and (d) the liquidity position of the FHLB. With consideration given to these factors, management concluded that the FHLB stock was not impaired at December 31, 2025 or 2024. FHLB Stock is included in Other Securities on the Consolidated Balance Sheets.

Federal Reserve Bank ("FRB") Stock: Civista is a member of the Federal Reserve System. FRB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value. FRB Stock is included in Other Securities on the Consolidated Balance Sheets.

Premises and Equipment: Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed using both accelerated and straight-line methods over the estimated useful life of the asset, ranging from three to seven years for furniture and equipment and seven to fifty years for buildings and improvements.

Equipment Owned Under Operating Leases: As a lessor, the Company finances equipment under leases to a wide variety of customers, from commercial and industrial to government and healthcare, which are classified as operating leases. The equipment underlying the operating leases is reported at cost, net of accumulated depreciation, within Premises and Equipment on the Consolidated Balance Sheets. These operating lease arrangements require the lessee to make a fixed monthly rental payment over a specified lease term generally ranging from three to six years. Revenue consists of the contractual lease payments and is recognized on a straight-line basis over the lease term and reported in Noninterest Income on the Consolidated Statements of Operations. Leased assets are depreciated on a straight-line method over the lease term to the estimate of the equipment’s fair market value at lease termination, also referred to as “residual” value. The depreciation of these operating lease assets is reported in Noninterest Expense on the Consolidated Statements of Operations. For equipment leases, fair value may be based upon observable market prices, third-party valuations, or prices received on sales of similar assets at the end of the lease term. These residual values are reviewed annually to ensure the recorded amount does not exceed the fair market value at the lease termination. At the end of the lease, the operating lease asset is either purchased by the lessee or returned to the Company.

Bank Owned Life Insurance ("BOLI"): Civista has purchased BOLI policies on certain key executives. BOLI is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement. Changes in the cash surrender value are recorded as Noninterest income on the Consolidated Statements of Operations in the period that the change occurs.

Goodwill and Core Deposit Intangibles: Goodwill results from business acquisitions and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. Goodwill is assessed at least annually for impairment and any such impairment will be recognized in the period identified.

Core deposit intangibles arising from whole bank and branch acquisitions are included in other intangible assets in the Consolidated Balance Sheets. These intangible assets are measured at fair value and then amortized on an accelerated method over their estimated useful lives, which normally range from five to 12 years.

CIVISTA BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025, 2024 and 2023

(Amounts in thousands, except share data)

On January 1, 2023, the Company adopted ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. To simplify the subsequent measurement of goodwill, the FASB eliminated Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, under the amendments in this Update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The adoption of the ASU did not have a significant impact on the Company's Consolidated Financial Statements.

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

CIVISTA BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025, 2024 and 2023

(Amounts in thousands, except share data)

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this ASU require that public business entities on an annual basis (a) disclose specific categories in the rate reconciliation and (b) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income or loss by the applicable statutory income tax rate). The amendments in this ASU also require that all entities disclose on an annual basis the amount of income taxes paid (net of refunds received) disaggregated by federal (national), state, and foreign taxes, and the amount of income taxes paid (net of refunds received) disaggregated by individual jurisdictions in which income taxes paid (net of refunds received) is equal to or greater than 5 percent of total income taxes paid (net of refunds received). The amendments require that all entities disclose income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign and income tax expense (or benefit) from continuing operations disaggregated by federal (national), state, and foreign. The Company adopted ASU 2023-09 on a prospective basis effective January 1, 2025, and the adoption of the ASU did not have a material impact on the Company's Consolidated Financial Statements.

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

In March 2024, the FASB issued ASU 2024-01, Compensation - Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards. The amendments clarify how an entity determines whether a profits interest or similar award is (i) within scope of Compensation - Stock Compensation (Topic 718) or (ii) not a share-based payment arrangements and therefore within the scope of other guidance. The Company adopted ASU 2024-01 effective January 1, 2025. The adoption of ASU 2024-01 did not have a material impact on the Company's Consolidated Financial Statements.

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

Comprehensive Income (Loss): Comprehensive income consists of net income and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains and losses on securities available for sale, the effective portion of derivatives designated for hedge accounting and changes in the funded status of the pension plan.

Loss Contingencies: Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe that any such loss contingencies currently exist that will have a material effect on the financial statements.

Restrictions on Cash: Cash on hand or on deposit with the Federal Reserve Bank is required to meet regulatory reserve and clearing requirements. These balances do not earn interest. The required reserve amount at December 31, 2025 was $0. The Company did not have any cash pledged as collateral on its interest rate swaps with third party financial institutions at December 31, 2025.

Dividend Restriction: Banking regulations require maintaining certain capital levels and may limit the dividends paid by Civista to CBI or by CBI to shareholders. Additional information related to dividend restrictions can be found in Note 19.

CIVISTA BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025, 2024 and 2023

(Amounts in thousands, except share data)

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

Derivative Instruments and Hedging Activities: The Company occasionally enters into derivative financial instruments as part of its interest rate risk management strategies. These derivative financial instruments consist primarily of interest rate swaps. The Company records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on he intended use of the derivative and whether the Company has elected to designate a derivative as a hedging relationship and apply hedge accounting. Further consideration also involves a determination on whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting.

CIVISTA BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025, 2024 and 2023

(Amounts in thousands, except share data)

Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. The Company may enter into derivative contracts that are intended to economically hedge certain risks, even though hedge accounting does not apply or the Company elects not to apply hedge accounting.

If it is determined that the derivative instrument is not highly effective as a hedge, hedge accounting is discontinued, and the adjustment to fair value of the derivative instrument is recorded in earnings. For a derivative used to hedge changes in cash flows associated with forecasted transactions, the gain or loss on the effective portion of the derivative is deferred and reported as a component of accumulated other comprehensive income, which is a component of stockholders' equity, until such time the hedged transaction affects earnings. For derivative instruments not accounted for as hedges, changes in fair value are recognized in noninterest income/expense. Counterparty risk with loan customers is managed through loan covenant agreements and, as such, does not have a significant impact on the fair value of the swaps. Counterparty risk with other banks is managed through bilateral collateralization agreements. Deferred gains and losses from derivatives not accounted for as hedges are amortized over the shorter of the original remaining term of the derivative or the remaining life of the underlying asset or liability.

In relation to the derivative instruments not designated as hedges, the Company is party to master netting arrangements with its financial institution counterparties. The arrangements provide for a single net settlement of all swap agreements, as well as collateral. In the event of default on, or termination of, any one contract, collateral, in the form or cash and marketable securities, is posted by the counterparty with net liability positions in accordance with contract thresholds.

Effect of Newly Issued but Not Yet Effective Accounting Standards:

In November 2025, the FASB issued ASU 2025-09: Derivatives and Hedging (Topic 815): Hedge Accounting Improvements. ASU 2025-09 amends ASC 815 to align hedge accounting more closely with an entity's economic risk management practices. Key amendments include (i) to allow designating a variable price component of a nonfinancial forecasted purchase or sale as the hedged risk, (ii) to allow grouping individual forecasted transactions with similar (not identical) risk exposures, (iii) a new model for hedging forecasted interest on variable-rate debt, enabling changes in index or tenor without redesignation, subject to simplifying assumptions, and (iv) additional clarifications related to hedge accounting of nonfinancial components, net written options, and dual-hedge strategies. ASU 2025-09 will be effective for annual periods after December 15, 2026, though early adoption is permitted. ASU 2025-09 is not expected to have a material impact on the Company's Consolidated Financial Statements.

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

CIVISTA BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025, 2024 and 2023

(Amounts in thousands, except share data)

NOTE 2 - ACQUISITIONS

At the close of business on November 6, 2025 ("Acquisition Date"), the Company completed the acquisition of FSB for aggregate stock and cash consideration of approximately $66,758, through a merger transaction accounted for as a business combination under ASC 805, Business Combinations. As a result of the FSB acquisition, CBI issued 1,434,473 common shares and paid approximately $35,544 in cash to the former shareholders of FSB. The Company and FSB had first announced that they had entered into an agreement to merge in July of 2025. Upon the closing of the merger, FSB was merged with and into Civista.

The acquisition of FSB was not material for purposes of requiring pro forma financial information under Article 11 of Regulation S-X, based on quantitative and qualitative factors. Accordingly, certain disclosures typically required for material business combinations have been omitted.

The results of FSB's operations have been included in the Company's Consolidated Financial Statements from the Acquisition Date. Given the immaterial nature of the acquisition, pro forma financial information for the combined entity has not been presented, as such information would not be meaningful to users of the financial statements.

The preliminary allocation resulted in the recognition of goodwill, which represents the excess of the purchase consideration over the fair value of net assets acquired. Goodwill arising from the transaction is primarily attributable to expected costs synergies, enhanced market presence, and future growth opportunities. The goodwill recognized is not deductible for federal income tax purposes but will be evaluated for impairment, at least annually.

Loans acquired in the FSB acquisition were recorded at their fair value as of November 6, 2025, in accordance with ASC 805 and the Company's accounting policies.

The unpaid principal balance of loans acquired from FSB was $110.2 million at the Acquisition Date. Based on a third-party valuation, the loans were recorded at an estimated fair value of $104.2 million, which reflects credit, interest rate, liquidity, and other market-based valuation factors. The difference between the unpaid principal balance and fair value of approximately $6.0 million is primarily the non-credit purchase discount of $4.0 million that will be accreted into interest income over the average life of the portfolio using the level yield method and the $2.0 million addition to the ACL related to the acquired FSB loan portfolio. The amount of accretion recognized from the FSB acquisition was $336 as of December 31, 2025.

The Company early adopted the amended Purchased Financial Assets ("PFA") guidance under ASC 326, under which all acquired loans are accounted for under a single credit loss model. Accordingly, at the Acquisition Date, the Company recorded an ACL of $2.0 million related to the acquired FSB loan portfolio, with a corresponding gross-up of loan balances, to reflect expected lifetime credit losses inherent in the loans. The ACL recognized at acquisition did not impact earnings, as it was recorded as part of the purchase accounting.

Subsequent changes in expected credit losses for the acquired loans will be recognized through the provision for credit losses in the Company's Consolidated Statements of Operations.

Core deposit intangibles will be amortized over the expected useful lives, which was determined to be eight years using the sum-of-years-digits method. The net carrying amount of the core deposit intangible at December 31, 2025 was $6,717. The amount of amortization expense recognized on the FSB core deposit intangibles was $258 as of December 31, 2025.

CIVISTA BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025, 2024 and 2023

(Amounts in thousands, except share data)

As of December 31, 2025, the estimated future amortization expense for the core deposit intangible is as follows:

Core deposit intangibles
2026	$1,518
2027	1,324
2028	1,130
2029	936
2030	743
Thereafter	1,066
$6,717

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition for FSB.

Cash paid		$35,544
Common shares issued (1,434,473 shares)		31,214
Total		$66,758

Net assets acquired:
Cash and due from financial institutions	$185,018
Loans, net	104,200
Other securities	259
Premises and equipment	1,993
Accrued interest receivable	440
Core deposit intangible	6,975
Deferred taxes	(514)
Other assets	392
Time deposits	(112,174)
Noninterest-bearing deposits	(33,846)
Interest-bearing deposits	(90,076)
Other liabilities	(827)
		61,840
Goodwill resulting from the FSB acquisition		$4,918

The FSB acquisition did not have a material impact on the Company's capital ratios. Integration activities, including the core conversion of FSB into CBI, are on-going as planned and will be completed in the first quarter of 2026. The Company has incurred approximately $4.1 million in acquisition related expenses during the year ended December 31, 2025, that are included in Other operating expenses in the Consolidated Statements of Operations.

CIVISTA BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025, 2024 and 2023

(Amounts in thousands, except share data)

NOTE 3 - SECURITIES

The amortized cost and fair value of available for sale securities and the related gross unrealized gains and losses recognized were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
2025
U.S. Treasury securities and obligations of U.S. government agencies	$61,935	$262	$(1,180)	$61,017
Obligations of states and political subdivisions	345,214	1,319	(21,735)	$324,798
Mortgage-back securities in government sponsored entities	319,792	525	(24,224)	296,093
Total debt securities	$726,941	$2,106	$(47,139)	$681,908

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
2024
U.S. Treasury securities and obligations of U.S. government agencies	$100,378	$303	$(3,294)	$97,387
Obligations of states and political subdivisions	351,635	482	(26,998)	325,119
Mortgage-back securities in government sponsored entities	258,045	97	(32,581)	225,561
Total debt securities	$710,058	$882	$(62,873)	$648,067

The amortized cost and fair value of securities at year-end 2025 by contractual maturity were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	Available for sale
	Amortized Cost	Fair Value
Due in one year or less	$25,415	$25,257
Due from one to five years	64,428	62,388
Due from five to ten years	61,591	61,396
Due after ten years	255,715	236,774
Mortgage-backed securities in government sponsored entities	319,792	296,093
Total securities available for sale	$726,941	$681,908

Securities with a carrying value of $239,649 and $206,600 were pledged as of December 31, 2025 and 2024, respectively, to secure public deposits, other deposits and liabilities as required or permitted by law.

Proceeds from sales of securities, gross realized gains and gross realized losses were as follows:

	2025	2024	2023
Sale proceeds	$—	$2,994	$—
Gross realized gains	—	33	—
Gross realized losses	—	—	—
Gains from securities called or settled by the issuer	—	—	—

CIVISTA BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025, 2024 and 2023

(Amounts in thousands, except share data)

Debt securities with unrealized losses at year-end 2025 and 2024 not recognized in income were as follows:

2025	12 Months or less		More than 12 months		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury securities and obligations of U.S. government agencies	$1,168	$(2)	$47,644	$(1,178)	$48,812	$(1,180)
Obligations of states and political subdivisions	12,606	(45)	181,703	(21,690)	194,309	(21,735)
Mortgage-backed securities in gov’t sponsored entities	58,246	(490)	172,015	(23,734)	230,261	(24,224)
Total	$72,020	$(537)	$401,362	$(46,602)	$473,382	$(47,139)

2024	12 Months or less		More than 12 months		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury securities and obligations of U.S. government agencies	$32,388	$(51)	$55,000	$(3,243)	$87,388	$(3,294)
Obligations of states and political subdivisions	98,965	(806)	173,668	(26,192)	272,633	(26,998)
Mortgage-backed securities in gov’t sponsored entities	28,322	(329)	186,173	(32,252)	214,495	(32,581)
Total	$159,675	$(1,186)	$414,841	$(61,687)	$574,516	$(62,873)

Each quarter, we perform an analysis to determine if any of the unrealized losses on securities available-for-sale are comprised of credit losses as compared to unrealized losses due to market interest rate adjustments. Our assessment includes a review of the unrealized loss for each security issuance held; the financial condition and near-term prospects of the issuer, including external credit ratings and recent downgrades; and our ability and intent to hold the security for a period of time sufficient for a recovery in value. We also consider the extent to which the securities are issued by the federal government or its agencies, and any guarantee of issued amounts by those agencies. Based on the foregoing assessment, no provision for credit losses on securities was recognized for the year ended December 31, 2025.

At December 31, 2025, the Company owned 372 debt securities that were in an unrealized loss position. Of those securities, 107 securities, with unrealized losses totaling $25,404 and estimated fair value of $279,903, consisted of bonds issued or guaranteed by agencies of the U.S. federal government. The remaining 265 securities, with unrealized losses totaling $21,735 and estimated fair value of $194,309, consisted of bonds issued by state municipalities. The portfolio continues to consist of a mix of fixed and floating-rate, high quality securities, largely rated AA (or better), displaying an overall effective duration of approximately 3.0 years, and all securities were paying as agreed at December 31, 2025.

The following table presents the net gains and losses on equity investments recognized in earnings at year-end 2025 and 2024, and the portion of unrealized gains and losses for the period that relates to equity investments held at year-end 2025 and 2024:

	2025	2024
Net gains (losses) recognized on equity securities during the year	$271	$252
Less: Net gains realized on the sale of equity securities during the period	—	—
Unrealized gains (losses) recognized in equity securities held at December 31	$271	$252

Equity securities consisting of investments in other financial institutions totaled $2.7 million as of December 31, 2025 and $2.4 million as of December 31, 2024.

CIVISTA BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025, 2024 and 2023

(Amounts in thousands, except share data)

Stock of the FHLB, the FRBC, UBBI, Farmer Mac and NCDC are included as Other securities on the Company's Consolidated Balance Sheets. FHLB stock was recorded at $11.6 million at December 31, 2025 and $18.5 million at December 31, 2024. FRB stock was recorded at $14.0 million at December 31, 2025 and $11.5 million at December 31, 2024. UBBI stock was recorded at $225 at both December 31, 2025 and December 31, 2024. Farmer Mac stock was recorded at $42 at both December 31, 2025 and December 31, 2024. NCDC stock was recorded at $2 at both December 31, 2025 and December 31, 2024.

NOTE 4 - LOANS AND LEASES

Loans at year-end were as follows:

	2025	2024
Commercial & Agriculture	$308,692	$328,488
Commercial Real Estate - Owner Occupied	385,547	374,367
Commercial Real Estate - Non-Owner Occupied	1,239,017	1,225,991
Residential Real Estate	944,328	763,869
Real Estate Construction	285,137	305,992
Farm Real Estate	37,775	23,035
Lease financing receivable	35,103	46,900
Consumer and Other	34,447	12,588
Total Loans and Leases	3,270,046	3,081,230
Allowance for credit losses	(42,020)	(39,669)
Net loans and leases	$3,228,026	$3,041,561

Lease financing receivables consist of sales-type and direct financing leases for equipment, with terms typically ranging from two to six years. On direct financing leases, the Company obtains third-party residual value guarantees to reduce its residual asset risk. There were no significant changes in the balances of the Company's unguaranteed residual assets for the period ending December 31, 2025. The net investment in direct financing and sales-type leases was comprised of the following:

	December 31, 2025	December 31, 2024
Minimum lease payments receivable	$39,332	$53,284
Unguaranteed residual assets	1,558	1,286
Unamortized direct costs	14	—
Unearned income	(5,801)	(7,670)
Total net investment in direct financing and sales-type leases	$35,103	$46,900

CIVISTA BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025, 2024 and 2023

(Amounts in thousands, except share data)

Undiscounted future minimum lease payments receivable for direct financing and sales-type leases at December 31, 2025 were as follows:

At December 31,
2025
2026	$14,085
2027	10,980
2028	7,787
2029	3,947
2030	1,962
Thereafter	571
Total undiscounted future minimum lease payments receivable for direct financing and sales-type leases	$39,332

The Company earns revenue on direct financing and sales-type leases, as well as operating leases disclosed in Note 7. The components of total lease income were as follows:

	December 31,	December 31,	December 31,
	2025	2024	2023
Interest and dividend income - Loans and leases, including fees:
Interest income on net investments in direct financing and sales-type leases	$5,240	$6,139	$3,412
Noninterest income - Lease revenue & residual income:
Lease income from operating lease payments	5,567	7,819	7,349
Other[1]	307	1,092	246

1Other consists of lease-related fees and commissions and gains (losses) on sale or disposition of leased assets

Loans to principal officers, directors, and their affiliates at year-end 2025 and 2024 were as follows:

	2025	2024
Balance - Beginning of year	$21,790	$10,550
New loans and advances	10,912	3,719
Repayments	(6,780)	(2,732)
Effect of changes to related parties	(150)	10,253
Balance - End of year	$25,772	$21,790

The Company had credit lines to principal officers, directors, and their affiliates with aggregate availability of $7,858 and $7,520 as of December 31, 2025 and 2024, respectively.

CIVISTA BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025, 2024 and 2023

(Amounts in thousands, except share data)

NOTE 5 - ALLOWANCE FOR CREDIT LOSSES

The following tables present, by portfolio segment, the changes in the allowance for credit losses, the ending allocation of the allowance for credit losses and the loan balances outstanding for the years ended December 31, 2025, 2024 and 2023.

Allowance for credit losses:

December 31, 2025	Beginning balance	Acquisition related allowance for credit loss	Charge-offs	Recoveries	Provision (Credit)	Ending balance
Commercial & Agriculture	$6,586	$104	$(1,230)	$404	$(711)	5,153
Commercial Real Estate:
Owner Occupied	4,327	110	—	1	(18)	4,420
Non-Owner Occupied	11,404	46	(1,350)	3	2,015	12,118
Residential Real Estate	11,866	1,404	(135)	176	1,407	14,718
Real Estate Construction	3,708	30	—	—	104	3,842
Farm Real Estate	226	240	—	—	(187)	279
Lease Financing Receivable	1,361	0	(1,058)	53	813	1,169
Consumer and Other	191	26	(21)	27	98	321
Total	$39,669	$1,960	$(3,794)	$664	$3,521	$42,020

For the year ended December 31, 2025, the Company provided $3,521 to the allowance for credit losses, as compared to a provision for credit losses of $5,885 for the year ended December 31, 2024. The decrease in the provision for credit loss expense was due to the favorable economic conditions resulting from the loss driver analysis. The FSB acquisition related allowance was $1,960.

For the year ended December 31, 2025, the allowance for Commercial & Agriculture loans decreased mainly due to charge-offs, consisting of multiple relationships, and partially due to a decrease in provision related to the loss driver analysis. The allowance for Commercial Real Estate – Non-Owner Occupied loans increased due to a provision taken from individually evaluated loans on two commercial relationships. The allowance for Residential Real Estate loans increased due to an increase in loan balances mainly from the FSB acquisition. The allowance for Lease Financing Receivable decreased as a result of an increase in charge-offs. The allowance for Consumer and Other loans increased due to an increase in loan balances resulting from the FSB acquisition.

CIVISTA BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025, 2024 and 2023

(Amounts in thousands, except share data)

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

For the year ended December 31, 2024, the Company provided $5,885 to the allowance for credit losses. The allowance for Commercial & Agriculture loans decreased due to an increase in charge-offs, mainly due to two commercial relationships. The allowance for Commercial Real Estate – Owner Occupied loans decreased due to a decrease in loan balances. The allowance for Commercial Real Estate – Non-Owner Occupied loans decreased due to an increase in charge-offs on two commercial relationships. The allowance for Residential Real Estate loans increased due to an increase in loan balances and a decrease in prepayment speeds from 13.94% to 7.30%. The allowance for Lease Financing Receivable increased due to a higher provision deemed necessary from elevated charge-off activity in this segment during the year. The allowance for Consumer and Other loans decreased due to a decrease in loan balances.

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

For the year ended December 31, 2023, the Company provided $4,435 to the allowance for credit losses. A one-time CECL adoption adjustment of $4,296 along with a $897 adjustment related to ASC 326 adoption was incurred in the first quarter of 2023. For the year ended December 31, 2023, the allowance for Commercial & Agriculture loans increased due to an increase in general reserves required for this type as a result of an increase in loan balances, accompanied by an increase in classified loan balances. The result was represented as an increase in the provision.

CIVISTA BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025, 2024 and 2023

(Amounts in thousands, except share data)

The allowance for Commercial Real Estate – Owner Occupied loans increased due to an increase in general reserves required for this type as a result of increased loan balances, partially offset by a decrease in classified loan balances. The result was represented as an increase in the provision. The allowance for Commercial Real Estate – Non-Owner Occupied loans decreased due to a decrease in general reserves required as a result of an increase in loan balances, offset by a decrease in loss rates and classified loan balances. This was represented as a decrease in the provision. The allowance for Residential Real Estate loans increased due to an increase in general reserves required for this type as a result of increased loan balances. The result was represented by an increase in the provision. The allowance for Consumer and Other loans decreased due to a decrease in loan balances and an increase in charge-offs.

The following tables represent credit exposures by internally assigned risk ratings for the periods ended December 31, 2025 and 2024. The risk rating analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements as scheduled or at all. The Company's internal credit risk grading system is based on experiences with similarly graded loans.

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

CIVISTA BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025, 2024 and 2023

(Amounts in thousands, except share data)

	Term Loans Amortized Cost Basis by Origination Year

							Revolving
December 31, 2025	2025	2024	2023	2022	2021	Prior	Loans	Total
Commercial & Agriculture
Pass	$55,108	$49,767	$32,413	$21,623	$15,222	$8,323	$100,299	$282,755
Special Mention	686	—	331	1,142	2,426	61	7,381	12,027
Substandard	506	4,677	1,267	619	8	—	5,325	12,402
Doubtful	—	—	—	—	—	—	1,508	1,508
Total Commercial & Agriculture	$56,300	$54,444	$34,011	$23,384	$17,656	$8,384	$114,513	$308,692
Commercial & Agriculture:
Current-period gross charge-offs	$158	$—	$580	$216	$15	$261	$—	$1,230

Commercial Real Estate - Owner Occupied
Pass	$41,259	$32,982	$41,997	$55,380	$54,209	$120,299	$6,347	$352,473
Special Mention	330	—	1,010	14,290	5,275	1,539	75	22,519
Substandard	—	—	1,514	2,930	—	4,617	1,494	10,555
Doubtful	—	—	—	—	—	—	—	—
Total Commercial Real Estate - Owner Occupied	$41,589	$32,982	$44,521	$72,600	$59,484	$126,455	$7,916	$385,547
Commercial Real Estate - Owner Occupied:
Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial Real Estate - Non-Owner Occupied
Pass	$64,507	$77,375	$259,428	$295,520	$143,207	$329,652	$31,946	$1,201,635
Special Mention	—	950	—	1,520	—	7,036	—	9,506
Substandard	—	—	—	—	14,593	12,799	—	27,392
Doubtful	—	—	—	—	—	484	—	484
Total Commercial Real Estate - Non-Owner Occupied	$64,507	$78,325	$259,428	$297,040	$157,800	$349,971	$31,946	$1,239,017
Commercial Real Estate - Non-Owner Occupied:
Current-period gross charge-offs	$—	$—	$—	$—	$800	$550	$—	$1,350

Residential Real Estate
Pass	$98,026	$145,132	$126,021	$114,905	$91,029	$160,969	$198,707	$934,789
Special Mention	139	55	—	—	551	270	350	1,365
Substandard	—	—	433	1,513	534	3,024	1,134	6,638
Doubtful	—	1,020	—	—	—	—	516	1,536
Total Residential Real Estate	$98,165	$146,207	$126,454	$116,418	$92,114	$164,263	$200,707	$944,328
Residential Real Estate:
Current-period gross charge-offs	$—	$—	$5	$40	$39	$51	$—	$135

CIVISTA BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025, 2024 and 2023

(Amounts in thousands, except share data)

							Revolving
December 31, 2025	2025	2024	2023	2022	2021	Prior	Loans	Total
Real Estate Construction
Pass	$116,268	$39,988	$75,744	$23,121	$4,041	$7,282	$11,304	$277,748
Special Mention	—	6,678	—	—	—	—	—	6,678
Substandard	—	—	711	—	—	—	—	711
Doubtful	—	—	—	—	—	—	—	—
Total Real Estate Construction	$116,268	$46,666	$76,455	$23,121	$4,041	$7,282	$11,304	$285,137
Real Estate Construction:
Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Farm Real Estate
Pass	$2,220	$1,606	$2,710	$1,709	$2,600	$20,683	$3,133	$34,661
Special Mention	—	—	450	461	—	679	1,027	2,617
Substandard	—	—	—	—	22	475	—	497
Doubtful	—	—	—	—	—	—	—	—
Total Farm Real Estate	$2,220	$1,606	$3,160	$2,170	$2,622	$21,837	$4,160	$37,775
Farm Real Estate:
Current-period charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Lease Financing Receivables
Pass	$7,631	$7,361	$7,292	$3,193	$486	$21	$—	$25,984
Special Mention	1,799	3,035	2,340	39	—	—	—	7,213
Substandard	43	1,363	235	265	—	—	—	1,906
Doubtful	—	—	-	—	—	—	—	-
Total Lease Financing Receivables	$9,473	$11,759	$9,867	$3,497	$486	$21	$—	$35,103
Lease Financing Receivables:
Current-period charge-offs	$104	$177	$110	$583	$—	$84	$—	$1,058

Consumer and Other
Pass	$24,261	$3,717	$2,428	$1,416	$662	$404	$1,504	$34,392
Special Mention	—	—	—	—	—	—	3	3
Substandard	—	9	13	16	14	—	—	52
Doubtful	—	—	—	—	—	—	—	—
Total Consumer and Other	$24,261	$3,726	$2,441	$1,432	$676	$404	$1,507	$34,447
Consumer and Other:
Current-period charge-offs	$—	$—	$5	$6	$4	$6	$—	$21
Total Loans	$412,783	$375,715	$556,337	$539,662	$334,879	$678,617	$372,053	$3,270,046
Total Loans:
Current-period charge-offs	$262	$177	$700	$845	$858	$952	$—	$3,794

CIVISTA BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025, 2024 and 2023

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

CIVISTA BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025, 2024 and 2023

(Amounts in thousands, except share data)

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

CIVISTA BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025, 2024 and 2023

(Amounts in thousands, except share data)

	Term Loans Amortized Cost Basis by Origination Year

							Revolving
December 31, 2024	2024	2023	2022	2021	2020	Prior	Loans	Total
Real Estate Construction
Pass	$90,417	$133,695	$52,564	$10,348	$6,841	$2,369	$9,449	$305,683
Special Mention	154	—	—	155	—	—	—	309
Substandard	—	—	-	-	—	—	—	-
Doubtful	—	—	—	—	—	—	—	—
Total Real Estate Construction	$90,571	$133,695	$52,564	$10,503	$6,841	$2,369	$9,449	$305,992
Real Estate Construction:
Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$-

Farm Real Estate
Pass	$571	$2,125	$495	$2,099	$4,122	$11,525	$1,490	$22,427
Special Mention	—	—	388	—	-	158	62	608
Substandard	—	—	—	—	—	-	—	-
Doubtful	—	—	—	—	—	—	—	—
Total Farm Real Estate	$571	$2,125	$883	$2,099	$4,122	$11,683	$1,552	$23,035
Farm Real Estate:
Current-period charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Lease Financing Receivables
Pass	$18,783	$16,516	$6,955	$1,563	$426	$65	$-	$44,308
Special Mention	1,107	—	—	—	—	-	—	1,107
Substandard	—	466	1,000	—	19	-	—	1,485
Doubtful	—	—	—	—	—	—	—	—
Total Lease Financing Receivables	$19,890	$16,982	$7,955	$1,563	$445	$65	$-	$46,900
Lease Financing Receivables:

CIVISTA BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025, 2024 and 2023

(Amounts in thousands, except share data)

Current-period charge-offs	$—	$199	$607	$12	$63	$—	$—	$881

Consumer and Other
Pass	$2,521	$3,717	$2,329	$1,787	$677	$206	$1,339	$12,576
Special Mention	—	—	—	—	—	-	—	-
Substandard	—	3	-	9	-	-	—	12
Doubtful	—	—	—	—	—	—	—	—
Total Consumer and Other	$2,521	$3,720	$2,329	$1,796	$677	$206	$1,339	$12,588
Consumer and Other:
Current-period charge-offs	$25	$7	$21	$5	$6	$18	$—	$82
Total Loans	$378,884	$614,398	$600,710	$382,931	$260,320	$527,246	$316,741	$3,081,230
Total Loans:
Current-period charge-offs	$1,547	$545	$832	$73	$117	$801	$—	$3,915

CIVISTA BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025, 2024 and 2023

(Amounts in thousands, except share data)

The following tables include an aging analysis of the recorded investment of past due loans outstanding as of December 31, 2025 and 2024.

December 31, 2025	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Loans	Past Due 90 Days and Accruing
Commercial & Agriculture	$382	$239	$141	$762	$307,930	$308,692	$—
Commercial Real Estate:
Owner Occupied	179	—	6	185	385,362	385,547	23
Non-Owner Occupied	8,332	—	1,130	9,462	1,229,555	1,239,017	—
Residential Real Estate	5,954	1,629	2,331	9,914	934,414	944,328	104
Real Estate Construction	—	—	—	—	285,137	285,137	—
Farm Real Estate	—	—	—	—	37,775	37,775	—
Lease Financing Receivables	1,301	1,240	454	2,995	32,108	35,103	335
Consumer and Other	115	37	47	199	34,248	34,447	—
Total	$16,263	$3,145	$4,109	$23,517	$3,246,529	$3,270,046	$462

December 31, 2024	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Loans	Past Due 90 Days and Accruing
Commercial & Agriculture	$825	$114	$1,374	$2,313	$326,175	$328,488	$—
Commercial Real Estate:
Owner Occupied	—	—	225	225	374,142	374,367	225
Non-Owner Occupied	69	8,000	2,514	10,583	1,215,408	1,225,991	—
Residential Real Estate	5,504	1,634	2,273	9,411	754,458	763,869	—
Real Estate Construction	—	—	—	—	305,992	305,992	—
Farm Real Estate	—	—	—	—	23,035	23,035	—
Lease Financing Receivables	575	351	909	1,835	45,065	46,900	—
Consumer and Other	181	37	3	221	12,367	12,588	—
Total	$7,154	$10,136	$7,298	$24,588	$3,056,642	$3,081,230	$225

The following tables present loans on nonaccrual status as of December 31, 2025, 2024 and 2023.

December 31, 2025	Nonaccrual loans with a related ACL	Nonaccrual loans without a related ACL	Total Nonaccrual loans	Interest Income Recognized
Commercial & Agriculture	$6,312	$4,042	$10,354	$69
Commercial Real Estate:
Owner Occupied	53	2,778	2,831	195
Non-Owner Occupied	8,469	624	9,093	16
Residential Real Estate	6,202	1,535	7,737	493
Real Estate Construction	—	—	-	—
Farm Real Estate	98	377	475	—
Lease Financing Receivables	291	—	291	—
Consumer and Other	53	—	53	7
Total	$21,478	$9,356	$30,834	$780

CIVISTA BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025, 2024 and 2023

(Amounts in thousands, except share data)

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

Nonaccrual Loans: Loans are considered for nonaccrual status upon reaching 90 days delinquency, unless the loan is well secured and in the process of collection, although Civista may be receiving partial payments of interest and partial repayments of principal on such loans. When a loan is placed on nonaccrual status, previously accrued but unpaid interest is deducted from interest income. A loan may be returned to accruing status only if one of three conditions are met: the loan is well-secured and none of the principal and interest has been past due for a minimum of 90 days; the borrower has made a minimum of six months payments; or the principal and interest payments are reasonably assured and a sustained period of performance has occurred, generally six months. The gross interest income that would have been recorded on nonaccrual loans in 2025, 2024 and 2023 if the loans had been current in accordance with their original terms and had been outstanding throughout the period or since origination, if held for part of the period, was $2,069, $657 and $446, respectively. The amount of interest income on such loans recognized on a cash basis was $780 in 2025, $256 in 2024 and $343 in 2023.

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

December 31, 2025, 2024 and 2023

(Amounts in thousands, except share data)

Of the loans modified as of December 31, 2025, $6.9 million were on non-accrual status and partial charge-offs have in some cases been taken against the outstanding balance. The allowance for credit losses incorporates an estimate of lifetime expected credit losses and is recorded on each loan upon loan origination or acquisition. The starting point for the estimate of the allowance for credit losses is historical loss information, which includes losses from modifications of loans to borrowers experiencing financial difficulty. The Company uses probability of default/loss given default, discounted cash flows or remaining life method to determine the allowance for credit losses. An assessment of whether a borrower is experiencing financial difficulty is made on the date of a modification. Because the effect of most modifications made to borrowers experiencing financial difficulty is already included in the allowance for credit losses because of the measurement methodologies used to estimate the allowance, a change to the allowance for credit losses is generally not recorded upon modification.

The following tables show the amortized cost basis at the end of the reporting period of the loans modified to borrowers experiencing financial difficulty, disaggregated by loan category and type of modification granted during the years ended December 31, 2025 and December 31, 2024. The percentage of the amortized cost basis of loans that were modified to borrowers experiencing financial difficulty as compared to the amortized cost basis of each class of loan category is also presented below:

Loans Modifications Made to Borrowers Experiencing Financial Difficulty
December 31, 2025
(Dollars in Thousands)
	Term Extension		Payment Deferral
Loan Type	Amortized Cost Basis	Percent of total loans by category	Amortized Cost Basis	Percent of total loans by category
Commercial & Agriculture	$4,446	1.44%	$1,508	0.49%
Commercial Real Estate:
Owner Occupied	—	—	—	—
Non-Owner Occupied	—	—	—	—
Residential Real Estate	—	—	$1,020	0.11%
Real Estate Construction	—	—	—	—
Farm Real Estate	—	—	—	—
Leasing Financing Receivables	—	—	—	—
Consumer and Other	—	—	—	—
Total Loan Modifications	$4,446		$2,528

CIVISTA BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025, 2024 and 2023

(Amounts in thousands, except share data)

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

The following table describes the financial effect of the modifications made to borrowers experiencing financial difficulty as of December 31, 2025 and December 31, 2024.

December 31, 2025	Term Extension
Loan Type	Financial Effect
Commercial & Agriculture	- 5 month and 6 month term extensions
Commercial Real Estate:
Owner Occupied
Non-Owner Occupied
Residential Real Estate
Real Estate Construction
Farm Real Estate
Consumer and Other

Payment Deferral
Loan Type	Financial Effect
Commercial & Agriculture	- 11 month payment deferral
Commercial Real Estate:
Owner Occupied
Non-Owner Occupied
Residential Real Estate	- 11 month payment deferral
Real Estate Construction
Farm Real Estate
Consumer and Other

CIVISTA BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025, 2024 and 2023

(Amounts in thousands, except share data)

December 31, 2024	Term Extension
Loan Type	Financial Effect
Commercial & Agriculture	- 6 month, 12 month and 62 month term extensions
Commercial Real Estate:
Owner Occupied
Non-Owner Occupied	- 6 month term extension
Residential Real Estate	- 35 month term extension
Real Estate Construction
Farm Real Estate
Consumer and Other

Payment Deferral
Loan Type	Financial Effect
Commercial & Agriculture	- 5 month payment deferral
Commercial Real Estate:
Owner Occupied
Non-Owner Occupied	- 5 month and 7.5 month payment deferral
Residential Real Estate
Real Estate Construction
Farm Real Estate
Consumer and Other

Upon the Company's determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is written off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount. The Company closely monitors the performance of the loans that were modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. There were no modification loans that had a payment default during the years ended December 31, 2025 and December 31, 2024, that were modified in the twelve months prior to that default to borrowers experiencing financial difficulty.

The following tables present the performance of loans that have been modified as of December 31, 2025 and 2024.

Loan Modifications Made to Borrowers Experiencing Financial Difficulty
December 31, 2025	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Non-Accrual
Commercial & Agriculture	$74	$—	$—	$74	$5,880	$5,944
Commercial Real Estate:
Owner Occupied	—	—	—	—	—	—
Non-Owner Occupied	—	—	—	—	—	—
Residential Real Estate	—	—	—	—	1,020	1,020
Real Estate Construction	—	—	—	—	—	—
Farm Real Estate	—	—	—	—	—	—
Lease Financing Receivables	—	—	—	—	—	—
Consumer and Other	—	—	—	—	—	—
Total	$74	$—	$—	$74	$6,900	$6,964

CIVISTA BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025, 2024 and 2023

(Amounts in thousands, except share data)

	Loan Modifications Made to Borrowers Experiencing Financial Difficulty
December 31, 2024	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Non-Accrual
Commercial & Agriculture	$—	$—	$435	$435	$4,549	$4,984
Commercial Real Estate:
Owner Occupied	—	—	—	—	—	—
Non-Owner Occupied	—	8,000	2,514	10,514	—	10,514
Residential Real Estate	—	—	—	—	1,115	1,115
Real Estate Construction	—	—	—	—	—	—
Farm Real Estate	—	—	—	—	—	—
Lease Financing Receivables	—	—	—	—	—	—
Consumer and Other	—	—	—	—	—	—
Total	$—	$8,000	$2,949	$10,949	$5,664	$16,613

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

December 31, 2025	Real Estate	Other	Allowance for Credit Losses
Commercial & Agriculture	$—	$2,687	$248
Commercial Real Estate:
Owner Occupied	2,778	—	—
Non-Owner Occupied	9,010	—	3,000
Residential Real Estate	1,536	—	—
Real Estate Construction	—	—	—
Farm Real Estate	377	—	—
Lease Financing Receivables	—	119	119
Consumer and Other	—	—	—
Total	$13,701	$2,806	$3,367

CIVISTA BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025, 2024 and 2023

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

Foreclosed assets acquired in settlement of loans are carried at fair value less estimated costs to sell and are included in Other assets on the Consolidated Balance Sheets. As of December 31, 2025 and 2024, there were no foreclosed assets included in Other assets. As of December 31, 2025 and 2024, the Company had initiated formal foreclosure procedures on $1,128 and $669, respectively, of Residential Real Estate loans.

Allowance for Credit Losses on Off-Balance-Sheet Credit Exposures

The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk from a contractual obligation to extend credit. The allowance for credit losses on off-balance sheet credit exposures is recorded within accrued expenses and other liabilities on the Consolidated Balance Sheets with adjustments recorded in provision for credit losses on the Consolidated Statements of Operations. The estimated credit loss includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. The estimate of expected credit loss is based on the historical loss rate for the loan class in which the loan commitments would be classified as if funded.

CIVISTA BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025, 2024 and 2023

(Amounts in thousands, except share data)

The following table lists the allowance for credit losses on off-balance sheet credit exposures as of December 31, 2025 and 2024:

	Twelve Months Ended
	December 31,
	2025	2024
Beginning of Period	$3,380	$3,901
Provision	(144)	(521)
End of Period	$3,236	$3,380

NOTE 6 - OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the components of other comprehensive income (loss), net of tax, as of December 31, 2025, 2024 and 2023:

CIVISTA BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025, 2024 and 2023

(Amounts in thousands, except share data)

	Before Tax	Tax Effect	Net of Tax
Year Ended December 31, 2025
Net unrealized gains (losses) on investment securities:
Other comprehensive gain (loss) before reclassifications	$16,958	$3,629	$13,329
Amounts reclassified from accumulated other comprehensive gain (loss)	—	—	—
Net unrealized gains (losses) on investment securities	16,958	3,629	13,329

Change in cash flow hedge derivatives:
Other comprehensive gain (loss) before reclassifications	$(74)	$(16)	$(58)
Amounts reclassified from accumulated other comprehensive gain (loss)	—	—	—
Net unrealized gains (losses) on investment securities	(74)	(16)	(58)

Defined benefit plans:
Other comprehensive gain (loss) before reclassifications	(290)	(61)	(229)
Amounts reclassified from accumulated other comprehensive gain (loss)	—	—	—
Defined benefit plans, net	(290)	(61)	(229)
Other comprehensive gain (loss)	$16,594	$3,552	$13,042

Year Ended December 31, 2024
Net unrealized gains (losses) on investment securities:
Other comprehensive gain (loss) before reclassifications	$(7,338)	$(1,537)	$(5,801)
Amounts reclassified from accumulated other comprehensive gain (loss)	(33)	(7)	(26)
Net unrealized gains (losses) on investment securities	(7,371)	(1,544)	(5,827)

Defined benefit plans:
Other comprehensive income before reclassifications	—	—	—
Amounts reclassified from accumulated other comprehensive gains (losses)	—	—	—
Defined benefit plans, net	—	—	—
Other comprehensive gain (loss)	$(7,371)	$(1,544)	$(5,827)

Year Ended December 31, 2023
Net unrealized gains (losses) on investment securities:
Other comprehensive gain (loss) before reclassifications	$12,330	$2,583	$9,747
Amounts reclassified from accumulated other comprehensive gain (loss)	—	—	—
Net unrealized gains (losses) on investment securities	12,330	2,583	9,747

Defined benefit plans:
Other comprehensive income before reclassifications	972	204	768
Amounts reclassified from accumulated other comprehensive gains (losses)	—	—	—
Defined benefit plans, net	972	204	768
Other comprehensive gain (loss)	$13,302	$2,787	$10,515

CIVISTA BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025, 2024 and 2023

(Amounts in thousands, except share data)

The following table presents the changes in each component of accumulated other comprehensive income (loss), net of tax, as of December 31, 2025, 2024 and 2023.

	For the Year Ended December 31, 2025				For the Year Ended December 31, 2024			For the Year Ended December 31, 2023
	Unrealized Gains and Losses on Available for Sale Securities	Cash Flow Hedge Activities	Defined Benefit Pension Items	Total	Unrealized Gains and Losses on Available for Sale Securities	Defined Benefit Pension Items	Total	Unrealized Gains and Losses on Available for Sale Securities	Defined Benefit Pension Items	Total
Beginning balance	$(48,851)	$—	$(4,506)	$(53,357)	$(43,024)	$(4,506)	$(47,530)	$(52,771)	$(5,274)	$(58,045)
Other comprehensive income (loss) before classifications	13,329	(58)	(229)	13,042	(5,801)	—	(5,801)	9,747	768	10,515
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—	—	(26)	—	(26)	0	—	—
Net current-period other comprehensive income(loss)	13,329	(58)	(229)	13,042	(5,827)	—	(5,827)	9,747	768	10,515
Ending balance	$(35,522)	$(58)	$(4,735)	$(40,315)	$(48,851)	$(4,506)	$(53,357)	$(43,024)	$(4,506)	$(47,530)

The following table presents the amounts reclassified out of each component of accumulated other comprehensive loss as of December 31, 2025, 2024 and 2023.

	Amount Reclassified from Accumulated Other Comprehensive Loss (a)
	For the year ended December 31,
Details about Accumulated Other Comprehensive Income (Loss) Components	2025	2024	2023	Affected Line Item in the Statement Where Net Income is Presented
Unrealized gains (losses) on available for sale securities	$—	$33	$—	Net gain on sale of securities
Tax effect	—	(7)	—	Income taxes
Total reclassifications for the period	$—	$26	$—

(a)
Amounts in parentheses indicate expenses and other amounts indicate income.
(b)
These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension cost.

NOTE 7 - PREMISES AND EQUIPMENT

Year-end premises and equipment were as follows:

	At December 31,
	2025	2024
Land and improvements	$8,432	$8,303
Buildings and improvements	44,093	40,494
Furniture and equipment	73,702	83,656
Total	126,227	132,453
Accumulated depreciation	(85,616)	(85,287)
Premises and equipment, net	$40,611	$47,166

Depreciation expense was $8,315 in 2025, $9,545 in 2024 and $10,760 in 2023.

CIVISTA BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025, 2024 and 2023

(Amounts in thousands, except share data)

The Company is the lessor of equipment under operating leases to customers. The operating lease assets are recorded in furniture and equipment in the table above and classified on the Consolidated Balance Sheets in premises and equipment. The total cost of leased assets at December 31, 2025 and 2024, was $38,328 and $48,473, respectively, and total accumulated depreciation on leased assets was ($25,289) and ($29,337), respectively. Depreciation expense on leased assets for the years ended December 31, 2025, 2024, and 2023 was $5,049, $6,876, and $8,112, respectively.

Future minimum lease payments expected to be received for operating leases were as follows:

At December 31,
2025
2026	$675
2027	287
2028	75
2029	10
2030	—
Thereafter	—
Total	$1,047

The majority of operating leases are in renewal with month to month payments that are not included in the table above.

NOTE 8 - GOODWILL AND INTANGIBLE ASSETS

The balance of goodwill was $130,438 at December 31, 2025 and $125,520 at December 31, 2024. The 2025 increase in goodwill of $4,918 is entirely due to the FSB acquisition that closed in November 2025. See Note 2 for additional details related to the FSB acquisition.

Management performs an evaluation of goodwill for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Management performed an evaluation of the Company’s goodwill during the fourth quarter of 2025. Based on this test, management concluded that the Company’s goodwill was not impaired at December 31, 2025.

Acquired intangible assets were as follows as of year-end.

	2025			2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangible assets(1):
Core deposit intangibles	12,668	8,968	3,700	12,668	7,662	5,006
Intangible assets acquired	6,975	258	6,717	—	—	—
Total core deposit intangible assets	$19,643	$9,226	$10,417	$12,668	$7,662	$5,006

(1)
Excludes fully amortized core deposit intangible assets

Aggregate core deposit intangible amortization expense was $1,564, $1,484 and $1,579 for 2025, 2024 and 2023, respectively.

CIVISTA BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025, 2024 and 2023

(Amounts in thousands, except share data)

Activity for mortgage servicing rights (MSRs) and the related valuation allowance follows:

	2025	2024	2023
Mortgage Servicing Rights:
Beginning of year	$2,877	$3,018	$2,689
Additions	114	202	659
Disposals	—	—	—
Amortized to expense	308	343	330
Other Charges	—	—	—
Change in valuation allowance	—	—	—
End of year	$2,683	$2,877	$3,018

Valuation allowance:
Beginning of year	$—	$—	$—
Additions expensed	—	—	—
Reductions credited to operations	—	—	—
Direct write-offs	—	—	—
End of year	$—	$—	$—

The unpaid principal balance of mortgage loans serviced for third parties was $390,955 at December 31, 2025, compared to $419,407 at December 31, 2024 and $442,635 at December 31, 2023.

Aggregate mortgage servicing rights (MSRs) amortization was $308, $343 and $330 for the years ended December 31, 2025, 2024 and 2023, respectively.

Custodial escrow balances, which are reported as deposits on the Consolidated Balance Sheets, maintained in connection with serviced loans were $5,846 and $5,748 as of December 31, 2025 and 2024, respectively.

Mortgage loan contractual servicing fees were $1,015, $1,085 and $1,137 for 2025, 2024 and 2023, respectively. Mortgage loan contractual servicing fees are included in Other income on the Consolidated Statements of Operations.

The fair value of servicing rights was $3,313, $3,854 and $3,018 at December 31, 2025, 2024 and 2023, respectively. Fair value at December 31, 2025 was determined using a discount rate range of 4.44% to 8.98% with the average discount rate of 6.41%, weighted average prepayment speed of 13.69%, depending on the stratification of the specific right, and a weighted average default rate of 0.0%. Fair value at December 31, 2024 was determined using a discount rate range of 5.3% to 10.4% with the average discount rate of 6.96%, weighted average prepayment speed of 10.83%, depending on the stratification of the specific right, and a weighted average default rate of 0.0%. Management determined that no valuation allowance was necessary as of December 31, 2025, 2024 and 2023 based on the estimated fair value of servicing rights exceeding the carrying value.

Estimated amortization expense for each of the next five years and thereafter is as follows:

	MSRs	Core deposit intangibles	Total
2026	$157	$2,711	$2,868
2027	154	2,395	2,549
2028	149	1,923	2,072
2029	147	1,218	1,365
2030	146	944	1,090
Thereafter	1,930	1,226	3,156
	$2,683	$10,417	$13,100

CIVISTA BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025, 2024 and 2023

(Amounts in thousands, except share data)

NOTE 9 - INTEREST-BEARING DEPOSITS

Interest-bearing deposits as of December 31, 2025 and 2024 were as follows:

	2025	2024
Demand	$400,403	$419,583
Savings and Money markets	1,236,735	1,152,239
Certificates of Deposit:
$250 and over	233,469	120,543
Other	833,455	782,209
Individual Retirement Accounts	60,370	42,202
Total	$2,764,432	$2,516,776

Scheduled maturities of certificates of deposit ("CDs"), including IRAs, at December 31, 2025 were as follows:

2026	$1,024,936
2027	54,985
2028	33,092
2029	10,248
2030	2,374
Thereafter	1,659
Total	$1,127,294

Deposits from the Company’s principal shareholders, officers, directors, and their affiliates at year-end 2025 and 2024 were $15,030 and $11,769, respectively.

As of December 31, 2025 and December 31, 2024, CDs and IRAs totaling $239,181 and $125,868, respectively, met or exceeded the FDIC’s insurance limit of $250,000.

As of December 31, 2025 and December 31, 2024, brokered deposits totaled $402,142 and $500,265, respectively.

NOTE 10 - SHORT-TERM BORROWINGS

Short-term borrowings, which consist of federal funds purchased and other short-term FHLB advances, are summarized as follows:

	At December 31, 2025		At December 31, 2024
	Federal Funds Purchased	Short-term FHLB Advances	Federal Funds Purchased	Short-term FHLB Advances
Outstanding balance at year end	$—	$175,000	$—	$339,000
Maximum indebtedness during the year	20,000	465,000	50,000	501,500
Average balance during the year	137	296,338	137	341,692
Average rate paid during the year	4.38%	4.41%	5.27%	5.23%
Interest rate on year end balance	—	3.81%	—	4.42%

Average balances during the year represent daily averages. Average interest rates represent interest expense divided by the related average balances.

These borrowing transactions can range from overnight to six months in maturity.

CIVISTA BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025, 2024 and 2023

(Amounts in thousands, except share data)

NOTE 11 - FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS

Long-term advances from the FHLB were $855 and $1,501 at December 31, 2025 and December 31, 2024, respectively. Outstanding balances have maturity dates between July 2026 and June 2028 with fixed rates ranging from 1.25% to 2.97%. The weighted average rate on outstanding advances was 2.56% at December 31, 2025. Outstanding advances are prepayable in whole or in part and could be subject to a termination fee.

Other borrowings totaled $4,090 at December 31, 2025, and included borrowings by the CLF division of Civista. The weighted average rate on these borrowings was 8.22% and the weighted average life was 23 months at December 31, 2025.

Scheduled principal reductions of FHLB advances outstanding at December 31, 2025 were as follows:

2026	469
2027	294
2028	92
Total	$855

In addition to FHLB borrowings, the Company had outstanding letters of credit with the FHLB totaling $132,700 and $128,400 at year-end 2025 and 2024, respectively, used for pledging to secure public funds. FHLB borrowings and the letters of credit were collateralized by FHLB stock and by $1,670,496 and $1,234,624 of residential mortgage loans under a blanket lien arrangement at year-end 2025 and 2024, respectively.

The Company had a FHLB maximum borrowing capacity of $1,004,533 as of December 31, 2025, with remaining borrowing capacity of approximately $695,978. The borrowing arrangement with the FHLB is subject to annual renewal. The maximum borrowing capacity is recalculated at least quarterly.

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

The Company no longer has securities pledged as collateral under repurchase agreements as of December 31, 2025 and 2024.

Information concerning securities sold under agreements to repurchase was as follows:

	2025	2024	2023
Outstanding balance at year end	$—	$—	$—
Average balance during the year	—	—	8,685
Average interest rate during the year	$—	$—	0.05%
Maximum month-end balance during the year	—	—	$21,658
Weighted average interest rate at year end	$—	$—	—

CIVISTA BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025, 2024 and 2023

(Amounts in thousands, except share data)

NOTE 13 - SUBORDINATED DEBENTURES

The following table summarizes the Company's subordinated debentures at December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
Subordinated Note - fixed interest rate until November 30, 2026 then variable interest rate equal to 3-month CME Term SOFR plus 2.19%, the rate was 3.25% at December 31, 2025 and 2024, respectively - $75,000 maturing December 31, 2031; net of unamortized debt issuance costs of $1,115 and $1,260 as of December 31, 2025 and 2024, respectively	$73,885	$73,740
First Citizens Statutory Trust II - variable interest equal to 3-month CME Term SOFR plus 3.15%, which was 7.41% and 8.07% at December 31, 2025 and 2024, respectively - $7,732 maturing March 26, 2033	7,732	7,732
First Citizens Statutory Trust III - variable interest equal to 3-month CME Term SOFR plus 2.25%, which was 6.51% and 7.32% at December 31, 2025 and 2024, respectively - $12,887 maturing September 20, 2034	12,887	12,887
First Citizens Statutory Trust IV - variable interest equal to 3-month CME Term SOFR plus 1.60%, which was 5.90% and 6.81% at December 31, 2025 and 2024, respectively - $5,155 maturing March 23, 2037	5,155	5,155
Futura TPF Trust I - variable interest rate equal to 3-month CME Term SOFR plus 1.66%, which was 5.96% and 6.87% at December 31, 2025 and 2024, and respectively - $2,578 maturing June 15, 2035	2,578	2,578
Futura TPF Trust II - variable interest rate equal to 3-month CME Term SOFR plus 1.66%, which was 5.96% and 6.87% at December 31, 2025 and 2024, respectively - $2,070 maturing June 15, 2035; net of purchase discount of $73	1,997	1,997
Total subordinated debentures	$104,234	$104,089

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

December 31, 2025, 2024 and 2023

(Amounts in thousands, except share data)

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

NOTE 14 - INCOME TAXES

Income tax expense (benefit) from continuing operations was as follows for the year ended December 31, 2025, in accordance with ASU 2023-09 (See Note 1 for additional details on adopting ASU 2023-09):

2025
Federal
Current	$7,380
Deferred	1,171
Total federal	8,551

State
Current	$455
Deferred	17
Total state	472

Total income taxes (1)	$9,023

(1) The Company does not have pretax income from continuing foreign operations or foreign tax expense.

Income tax expense (benefit) from continuing operations was as follows for the years ended December 31, 2024 and 2023, prior to the adoption of ASU 2023-09:

CIVISTA BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025, 2024 and 2023

(Amounts in thousands, except share data)

	2024	2023
Current - federal	$6,498	$8,256
Current - state	246	68
Deferred	(1,853)	(675)
Income taxes	$4,891	$7,649

Effective tax rates differed from the statutory federal income tax rate of 21% in 2025 due to the following, in accordance with ASU 2023-09:

	2025
	Amount	Percent
U.S. federal statutory tax rate	$11,599	21.0%
State and local income tax, net of federal income tax benefit (1)	373	0.7%
Tax Credits
LIHTC and HTC investments, net (2)	(477)	-0.9%
Nontaxable or Nondeductible Items
Tax-exempt income, net (3)	(2,336)	-4.2%
Other Adjustments	(136)	-0.3%
Effective Tax Rate	$9,023	16.3%

(1) Indiana and Kentucky make up the majority (greater than 50%) of the state tax effect in this category.

(2) Low-income housing tax credits ("LIHTC") and historic rehabilitation tax credits ("HTC") equity investments. The tax credits category includes tax credits net of proportional amortization, and other tax benefits.

(3) Includes income from tax-exempt securities, net of disallowed interest expense, and income from the increase in cash surrender value of bank-owned life insurance.

Effective tax rates differed from the statutory federal income tax rate of 21% in 2024 and 2023 due to the following, prior to the adoption of ASU 2023-09:

	2024	2023
Income taxes computed at the statutory federal tax rate	$7,681	$10,629
Add (subtract) tax effect of:
Tax-exempt interest income, net	(1,975)	(1,938)
Low income housing investments	(555)	(620)
Cash surrender value of BOLI	(471)	(233)
Other	211	(189)
Income tax expense	$4,891	$7,649

CIVISTA BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025, 2024 and 2023

(Amounts in thousands, except share data)

Year-end deferred tax assets and liabilities were due to the following:

	2025	2024
Deferred tax assets
Allowance for credit losses	$9,109	$8,554
Unrealized loss on securities available for sale	9,549	13,104
Unrealized loss on minimum pension liability	1,259	1,198
Unrealized loss on interest rate swaps	16	—
Deferred compensation	1,323	1,241
Unfunded commitment liability	701	733
Deferred loan fees, net	—	583
Purchase accounting adjustments	(971)	524
Accrued compensation	840	674
Lease liability	517	231
Other	25	74
Deferred tax asset	22,368	26,916
Deferred tax liabilities
Fixed assets depreciation	(2,236)	(1,968)
Prepaid pension	(1,680)	(1,602)
Loan servicing rights	(582)	(624)
Discount accretion on securities	(289)	(244)
FHLB stock dividends	(46)	(126)
Right of use asset	(517)	(231)
Prepaids	(308)	(297)
Other	(209)	(143)
Deferred tax liability	(5,867)	(5,235)
Net deferred tax asset	$16,501	$21,681

Income taxes paid (net of refunds received):	2025

Federal	$7,600
State	457
Total	8,057

Income taxes paid (net of refunds) exceeding 5% of total income taxes paid (net of refunds) in the following jurisdictions:	2025

State	—
N/A (1)
(1) There are no state jurisdictions exceeding 5% of total cash taxes paid.

At December 31, 2025, after considering all available positive and negative evidence, management concluded that a valuation allowance against deferred tax assets was not necessary because it is more likely than not that these tax benefits will be fully realized in future periods. While management continues to evaluate the need for a valuation allowance prospectively, it is not expected that a valuation allowance will be required based upon currently projected profitability.

At December 31, 2025 and 2024, the Company had no material unrecognized tax benefits or accrued interest and penalties recorded. The Company does not expect the total amount of unrecognized tax benefits to significantly

CIVISTA BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025, 2024 and 2023

(Amounts in thousands, except share data)

increase within the next twelve months. The Company's policy is to recognize interest and penalties on income taxes in income tax expense.

The Company and its subsidiaries are subject to income tax within U.S. federal and various state jurisdictions. The Company remains subject to examination for income tax returns in all applicable federal and state jurisdictions for the years ending on or after December 31, 2022.

NOTE 15 - RETIREMENT PLANS

The Company sponsors a savings and retirement 401(k) plan, which covers all employees who meet certain eligibility requirements and who choose to participate in the plan. The matching contribution to the 401(k) plan was $1,674, $1,688 and $1,608 in 2025, 2024 and 2023, respectively. The Company’s matching contribution is 100% of an employee’s first three percent contributed and 50% of the next two percent contributed.

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

In October 2015, the Company, on behalf of it and its subsidiaries, entered into Pension Shortfall Agreements (the “Shortfall Agreements”) with certain long-term employees of Civista. When the Company ceased accruals to its defined benefit pension plan on April 30, 2014, the circumstances of some participants with limited periods until their anticipated retirement dates would not permit them to use other available alternatives to make up for the shortfall in their expected pension. Accordingly, the Company entered into Shortfall Agreements with the affected employees to provide for an annual amount to be set aside so as to offset the shortfall in the amount to be paid out to the employees upon reaching retirement age. The Company calculated the total amount of the shortfall for each of the referenced individuals after considering its contributions to other retirement benefits. Pension shortfall expense was $53 in 2025, $82 in 2024 and $118 in 2023. Included in pension shortfall expense was interest expense, totaling $27, $36 and $36 in 2025, 2024 and 2023, respectively, which was also recorded in and credited to the accounts of the individuals covered by the Shortfall Agreements.

Information about the pension plan is as follows:

	2025	2024
Change in benefit obligation:
Beginning benefit obligation	$6,932	$8,019
Service cost	—	—
Interest cost	348	360
Curtailment gain	—	—
Settlement loss	—	—
Actuarial (gain)/loss	801	(537)
Benefits paid	(1,315)	(910)
Settlement payments	—	—
Ending benefit obligation	6,766	6,932
Change in plan assets, at fair value:
Beginning plan assets	9,273	9,953
Actual return	706	230
Employer contribution	—	—
Benefits paid	(1,315)	(910)
Settlement payments	—	—
Administrative expenses	—	—
Ending plan assets	8,664	9,273
Funded status at end of year	$1,898	$2,341

CIVISTA BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025, 2024 and 2023

(Amounts in thousands, except share data)

Amounts recognized in accumulated other comprehensive income (loss) at December 31, consist of unrecognized actuarial loss of $4,735, net of $1,259 tax in 2025 and $4,506, net of $1,198 tax in 2024.

The accumulated benefit obligation for the defined benefit pension plan was $6,766 at December 31, 2025 and $6,932 at December 31, 2024.

The components of net periodic pension expense were as follows:

	2025	2024	2023
Service cost	$—	$—	$—
Interest cost	348	360	454
Expected return on plan assets	(195)	(767)	(605)
Net amortization and deferral	—	—	—
Net periodic pension cost (benefit)	153	(407)	(151)
Additional loss due to settlement	—	—	—
Total pension cost (benefit)	$153	$(407)	$(151)

Net loss (gain) recognized in other comprehensive income	$290	$—	$(972)
Total recognized in net periodic benefit cost and other comprehensive loss (before tax)	$443	$(407)	$(1,123)

The components of net periodic benefit cost other than the service cost component are included in the line item “Other operating expenses” in the Consolidated Statements of Operations.

The estimated net loss for the defined benefit pension plan that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year is $58. The Company did not incur any settlement costs related to the pension plan in 2025, 2024 or 2023.

The weighted average assumptions used to determine benefit obligations at year-end were as follows:

	2025	2024	2023
Discount rate on benefit obligation	4.60%	5.54%	4.76%
Long-term rate of return on plan assets	5.00%	5.00%	5.53%
Rate of compensation increase	0.00%	0.00%	0.00%

The weighted average assumptions used to determine net periodic pension cost were as follows:

	2025	2024	2023
Discount rate on benefit obligation	5.54%	4.76%	4.95%
Long-term rate of return on plan assets	5.00%	5.53%	4.84%
Rate of compensation increase	0.00%	0.00%	0.00%

The Company uses long-term market rates to determine the discount rate on the benefit obligation. Declines in the discount rate lead to increases in the actuarial loss related to the benefit obligation.

The expectation for long-term rate of return on the pension assets and the expected rate of compensation increases are reviewed periodically by management in consultation with outside actuaries and primary investment consultants. Factors considered in setting and adjusting these rates are historic and projected rates of return on the portfolio and historic and estimated rates of increases of compensation. Since the pension plan is frozen, the rate of compensation increase used to determine the benefit obligation for 2025, 2024 and 2023 was zero.

CIVISTA BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025, 2024 and 2023

(Amounts in thousands, except share data)

The Company’s pension plan asset allocation at year-end 2025 and 2024 and target allocation for 2025 by asset category are as follows:

	Target Allocation	Percentage of Plan Assets at Year-end
Asset Category	2025	2025	2024
Equity securities	0-30%	10.0%	20.0%
Debt securities	70-100	90.0	80.0
Total		100.0%	100.0%

The Company developed the pension plan investment policies and strategies for plan assets with its pension management firm. The assets are currently invested in seven diversified investment funds, which include four equity funds and three bond funds. The long-term guidelines from above were created to maximize the return on portfolio assets while reducing the risk of the portfolio. The management firm may allocate assets among the separate accounts within the established long-term guidelines. Transfers among these accounts will be at the management firm’s discretion based on their investment outlook and the investment strategies that are outlined at periodic meetings with the Company. The expected long-term rate of return on the plan assets was 5.00% in 2025 and 5.00% in 2024. This return is based on the expected return for each of the asset categories, weighted based on the target allocation for each class.

The Company did not make any contributions to its pension plan in 2025 and 2024, and the Company does not expect to make any contribution to its pension plan in 2026. A larger decrease in plan assets compared to the decrease in the benefit obligation led to a decrease in the funded status from $2,341 at December 31, 2024 to a funded status of $1,898 at December 31, 2025.

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

Fair Value of Investments in Entities That Use NAV

The following table summarizes investments measured at fair value based on NAV per share as of December 31, 2025 and 2024, respectively:

December 31, 2025	Fair Value	Unfunded Commitments	Redemption Frequency (if currently eligible)	Redemption Notice Period

Common/collective trust funds	$8,664	N/A	Daily	Daily

December 31, 2024	Fair Value	Unfunded Commitments	Redemption Frequency (if currently eligible)	Redemption Notice Period

Common/collective trust funds	$9,273	N/A	Daily	Daily

CIVISTA BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025, 2024 and 2023

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

Expected benefit payments over the next ten years, which reflect expected future service, are as follows:

2026	$190
2027	200
2028	205
2029	230
2030	347
2031 through 2035	2,343

Supplemental Executive Retirement Plan

Civista established a supplemental executive retirement plan (“SERP”) in 2011, which covers key members of management. The SERP was amended and restated effective January 1, 2024 and amended effective June 6, 2025 for one executive officer. Under the SERP, participants will receive annually, following retirement, a percentage of their base compensations at the time of their retirement for a maximum of ten years. The SERP liability recorded at December 31, 2025 was $5,269, compared to $4,593 at December 31, 2024. The expense related to the SERP was $992, $779 and $233 for 2025, 2024 and 2023, respectively. Distributions to participants made in 2025, 2024 and 2023 totaled $317, $270 and $176, respectively.

NOTE 16 - EQUITY INCENTIVE PLAN

At the Company’s 2014 annual meeting, the shareholders adopted the Company’s 2014 Incentive Plan (“2014 Incentive Plan”). The 2014 Incentive Plan authorized the Company to grant options, stock awards, stock units and other awards for up to 375,000 common shares of the Company. The 2014 Incentive Plan expired in accordance with its terms on April 16, 2024, and no further awards may be granted under the 2014 Incentive Plan after April 16, 2024. On February 20, 2024, the Company's Board of Director's adopted the Civista Bancshares, Inc. 2024 Incentive Plan (the "2024 Incentive Plan"), which was subsequently approved by the shareholders of the Company at the Annual Meeting of Shareholders held on April 16, 2024. The 2024 Incentive Plan authorizes the Company to grant options, stock awards, stock units and other awards for up to 450,000 common shares of the Company. There were 391,755 shares remaining available for grants under this plan at December 31, 2025.

No options were granted under the 2014 Incentive Plan or the 2024 Incentive Plan during the years ended December 31, 2025 and 2024.

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

During the twelve months ended December 31, 2025, 2024 and 2023, directors of the Company’s banking subsidiary, Civista, were paid a retainer in the form of non-restricted common shares of the Company. An aggregate of 10,270, 10,626 and 11,817 common shares were issued to Civista directors in 2025, 2024 and 2023, respectively, as payment of their retainer for their service on the Civista Board of Directors. The issuances were expensed in their entirety when the shares were issued in the amounts of $200, $154 and $189, respectively.

The Company includes share-based compensation for employees as “Compensation expense” in the Consolidated Statements of Operations.

CIVISTA BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025, 2024 and 2023

(Amounts in thousands, except share data)

The following is a summary of the status of the Company’s restricted shares, and changes therein during the twelve months ended December 31, 2025:

	December 31, 2025
	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Nonvested at beginning of period	90,331	$19.14
Granted	39,587	21.46
Vested	(34,718)	20.21
Forfeited	(5,045)	19.62
Nonvested at end of period	90,155	19.72

The following is a summary of the status of the unvested restricted shares outstanding as of December 31, 2025:

At December 31, 2025
Date of Award	Shares	Remaining Expense	Remaining Vesting Period (Years)
March 3, 2021	2,095	$—	0.00
March 3, 2022	3,983	49	1.00
March 14, 2023	8,702	129	2.00
March 14, 2023	8,817	—	0.00
March 12, 2024	18,723	222	3.00
March 12, 2024	9,185	70	1.00
September 9, 2024	858	12	1.75
March 11, 2025	19,692	346	4.00
March 11, 2025	18,100	259	2.00
	90,155	$1,087	2.25

During the twelve months ended December 31, 2025, 2024 and 2023, the Company recorded share-based compensation expense of $652, $718 and $801, respectively, for restricted shares granted to employees under the Company's incentive plans. At December 31, 2025, the total compensation cost related to unvested awards not yet recognized was $1,087, which is expected to be recognized over the weighted average remaining life of the grants of 2.25 years.

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

Securities available for sale: The fair values of securities available for sale are based on quoted prices, if available. If quoted prices are not available, fair values are determined by matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs).

Equity securities: The Company’s equity securities are not actively traded in an open market. The fair value of these equity securities not actively traded in an open market is determined by using market data inputs for similar securities that are observable (Level 2 inputs).

CIVISTA BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025, 2024 and 2023

(Amounts in thousands, except share data)

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

Appraisals for individually analyzed collateral-dependent loans are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by the Company. Once received, a member of the Company’s asset quality or collections department reviews the assumptions and approaches utilized in the appraisal. Appraisal values are discounted from 0% to 30% to account for other factors that may impact the value of collateral.

Assets and liabilities measured at fair value are summarized below.

Fair Value Measurements at December 31, 2025 using:

	(Level 1)	(Level 2)	(Level 3)
Assets measured at fair value on a recurring basis:
Securities available for sale
U.S. Treasury securities	$33,902	$—	$—
Obligations of U.S. Government agencies	—	27,115	—
Obligations of states and political subdivisions	—	324,798	—
Mortgage-backed securities in government sponsored entities	—	296,093	—
Total securities available for sale	33,902	648,006	—
Equity securities	—	2,692	—
Swap asset	—	3,494	—
Liabilities measured at fair value on a recurring basis:
Swap liability	—	5,748	—
Assets measured at fair value on a nonrecurring basis:
Collateral-dependent loans	$—	$—	$13,140

CIVISTA BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025, 2024 and 2023

(Amounts in thousands, except share data)

Fair Value Measurements at December 31, 2024 using:

	(Level 1)	(Level 2)	(Level 3)
Assets measured at fair value on a recurring basis:
Securities available for sale
U.S. Treasury securities	$64,571	$—	$—
Obligations of U.S. Government agencies	—	32,816	—
Obligations of states and political subdivisions	—	325,119	—
Mortgage-backed securities in government sponsored entities	—	225,561	—
Total securities available for sale	64,571	583,496	—
Equity securities	—	2,421	—
Swap asset	—	5,308	—
Liabilities measured at fair value on a recurring basis:
Swap liability	—	11,638	—
Assets measured at fair value on a nonrecurring basis:
Collateral-dependent loans	$—	$—	$19,177

The following tables present quantitative information about the Level 3 significant unobservable inputs for assets and liabilities measured at fair value on a nonrecurring basis at December 31, 2025 and 2024.

	Quantitative Information about Level 3 Fair Value Measurements
December 31, 2025	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
Collateral-dependent loans	$13,140	Appraisals which utilize sales comparison, net income and cost approach	Discounts for collection issues and changes in market conditions	10% - 61%	42%

	Quantitative Information about Level 3 Fair Value Measurements
December 31, 2024	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
Collateral-dependent loans	$19,177	Appraisals which utilize sales comparison, net income and cost approach	Discounts for collection issues and changes in market conditions	10 - 75%	25%

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

CIVISTA BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025, 2024 and 2023

(Amounts in thousands, except share data)

The carrying amounts of investments in time deposits are based on commitments per the contractual agreement and are classified as Level 2.

The carrying amount of other securities, which consist of FHLB and other bank stock, approximates fair value as the stock is nonmarketable and has restrictions placed on its transferability are classified as Level 2.

The fair value of loans held for sale is based on commitments on hand from investors or prevailing market prices and are classified as Level 2.

The Company uses an exit price income approach to determine the fair value of the loan and lease portfolio. The model utilizes a discounted cash flow approach to estimate the fair value of the loans using assumptions for the coupon rates, remaining maturities, prepayment speeds, projected default probabilities, losses given defaults, and estimates of prevailing discount rates. The discounted cash flow approach models the credit losses directly in the projected cash flows. The model applies various assumptions regarding credit, interest, and prepayment risks for the loans based on loan types, payment types and fixed or variable classifications. For all periods presented, the estimated fair value of individually analyzed loans is based on the fair value of the collateral, less estimated cost to sell, or the present value of the loan’s expected future cash flows (discounted at the loan’s effective interest rate). All individually analyzed loans are classified as Level 3 within the valuation hierarchy.

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

The carrying amount and fair value of financial instruments carried at amortized cost were as follows:

December 31, 2025	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from financial institutions	$77,320	$77,320	$77,320	$—	$—
Investments in time deposits	1,165	1,165	—	1,165	—
Other securities	25,942	25,942	—	25,942	—
Loans held for sale	7,180	7,180	—	7,180	—
Loans and leases, net of allowance for credit losses	3,228,026	3,134,413	—	—	3,134,413
Accrued interest receivable	14,436	14,436	14,436	—	—
Financial Liabilities:
Nonmaturing deposits	2,339,170	2,339,170	2,339,170	—	—
Time deposits	1,127,294	1,129,549	—	—	1,129,549
Short-term FHLB advances	175,000	175,000	175,000	—	—
Long-term FHLB advances	855	838	—	—	838
Subordinated debentures	104,234	102,843	—	—	102,843
Other borrowings	4,090	4,090	—	—	4,090
Accrued interest payable	5,393	5,393	5,393	—	—

CIVISTA BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025, 2024 and 2023

(Amounts in thousands, except share data)

December 31, 2024	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from financial institutions	$63,155	$63,155	$63,155	$—	$—
Investments in time deposits	1,450	1,450	—	1,450	—
Other securities	30,352	30,352	—	30,352	—
Loans held for sale	665	665	—	665	—
Loans and leases, net of allowance for credit losses	3,041,561	2,919,899	—	—	2,919,899
Accrued interest receivable	13,453	13,453	13,453	—	—
Financial Liabilities:
Nonmaturing deposits	2,266,916	2,266,916	2,266,916	—	—
Time deposits	944,954	948,734	—	—	948,734
Short-term FHLB advances	339,000	339,000	339,000	—	—
Long-term FHLB advances	1,501	1,418	—	—	1,418
Subordinated debentures	104,089	101,175	—	—	101,175
Other borrowings	6,293	6,293	—	—	6,293
Accrued interest payable	9,518	9,518	9,518	—	—

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

The contractual amount of financial instruments with off-balance-sheet risk was as follows as of December 31, 2025 and December 31, 2024:

	2025		2024
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to extend credit:
Lines of credit and construction loans	$34,580	$652,725	$31,940	$657,401
Overdraft protection	10	51,961	10	55,085
Letters of credit	16	82	782	244
	$34,606	$704,768	$32,732	$712,730

Commitments to make loans are generally made for a period of one year or less. Fixed-rate loan commitments included above had interest rates ranging from 3.1% to 8.0% at December 31, 2025 and 3.1% to 8.9% at December 31, 2024. Maturities extend up to 30 years.

CBI and Civista are parties to various claims and proceedings arising in the normal course of business. Management, after consultation with legal counsel, believes that the liabilities, if any, arising from such proceedings and claims will not be material to the consolidated balance sheet or results of operations.

CIVISTA BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025, 2024 and 2023

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

Quantitative measures established by regulatory capital standards to ensure capital adequacy require the Companies to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital to risk-weighted assets, common equity Tier 1 capital to total risk-weighted assets, and Tier 1 capital to average assets. Management believes, as of December 31, 2025, that the Companies met all capital adequacy requirements to which they were subject.

As of December 31, 2025, and 2024, the most recent notification from the Federal Reserve Bank categorized Civista as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, Civista must maintain minimum total risk-based capital, Tier 1 risk-based capital, common equity Tier 1 risk-based capital, and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed Civista’s category.

The Company’s and Civista’s actual capital levels and minimum required capital levels at December 31, 2025 and 2024 were as follows:

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Purposes
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2025
Total Risk Based Capital
Consolidated	$589,331	18.0%	$261,383	8.0%	n/a	n/a
Civista	554,829	17.0%	261,033	8.0%	$326,291	10.0%
Tier I Risk Based Capital
Consolidated	474,550	14.5%	196,037	6.0%	n/a	n/a
Civista	513,987	15.8%	195,775	6.0%	261,033	8.0%
CET1 Risk Based Capital
Consolidated	445,123	13.6%	147,028	4.5%	n/a	n/a
Civista	513,987	15.8%	146,831	4.5%	212,089	6.5%
Leverage
Consolidated	474,550	11.3%	167,690	4.0%	n/a	n/a
Civista	513,987	12.3%	167,300	4.0%	209,125	5.0%
2024
Total Risk Based Capital
Consolidated	$456,499	13.9%	$261,904	8.0%	n/a	n/a
Civista	420,363	12.9%	261,693	8.0%	$327,116	10.0%
Tier I Risk Based Capital
Consolidated	341,811	10.4%	196,428	6.0%	n/a	n/a
Civista	379,447	11.6%	196,270	6.0%	261,693	8.0%
CET1 Risk Based Capital
Consolidated	312,384	9.5%	147,321	4.5%	n/a	n/a
Civista	379,447	11.6%	147,202	4.5%	212,626	6.5%
Leverage
Consolidated	341,811	8.6%	158,679	4.0%	n/a	n/a
Civista	379,447	9.6%	157,823	4.0%	197,278	5.0%

CIVISTA BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025, 2024 and 2023

(Amounts in thousands, except share data)

CBI’s primary source of funds for paying dividends to its shareholders and for operating expense is the cash accumulated from dividends received from Civista. Payment of dividends by Civista to CBI is subject to restrictions by Civista’s regulatory agencies. These restrictions generally limit dividends to the current and prior two years retained earnings as defined by the regulations. In addition, dividends may not reduce capital levels below minimum regulatory capital requirements. At December 31, 2025, Civista had $31,647 of net profits available to pay dividends to CBI without requiring regulatory approval.

NOTE 20 - PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

Condensed financial information of CBI follows:

	December 31,
Condensed Balance Sheets	2025	2024
Assets:
Cash	$23,796	$8,879
Equity securities	2,692	2,421
Investment in bank subsidiary	617,072	460,070
Investment in nonbank subsidiaries	3,928	4,041
Other assets	2,348	18,841
Total assets	$649,836	$494,252
Liabilities:
Other liabilities	$2,128	$1,661
Subordinated debentures	104,234	104,089
Total liabilities	106,362	105,750
Shareholders’ Equity:
Common stock	419,769	312,037
Accumulated earnings	239,784	205,408
Treasury stock	(75,764)	(75,586)
Accumulated other comprehensive loss	(40,315)	(53,357)
Total shareholders’ equity	543,474	388,502
Total liabilities and shareholders’ equity	$649,836	$494,252

	For the years ended December 31,
Condensed Statements of Operations	2025	2024	2023
Dividends from bank subsidiaries	$54,299	$20,300	$28,100
Dividends from non-bank subsidiaries	1,125	1,350	1,390
Interest expense	(4,636)	(4,931)	(4,849)
Pension benefit	(153)	407	150
Other expense, net	(2,266)	(2,223)	(1,518)
Income before equity in undistributed net earnings of subsidiaries	48,369	14,903	23,273
Income tax benefit	1,481	1,418	1,309
Equity in undistributed net earnings of subsidiaries	(3,638)	15,362	18,382
Net income	$46,212	$31,683	$42,964
Comprehensive income (loss)	$59,254	$25,856	$53,489

CIVISTA BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025, 2024 and 2023

(Amounts in thousands, except share data)

	For the years ended December 31,
Condensed Statements of Cash Flows	2025	2024	2023
Operating activities:
Net income	$46,212	$31,683	$42,964
Adjustment to reconcile net income to net cash from operating activities:
Change in other assets and other liabilities	(31,827)	(5,546)	(12,836)
Equity in undistributed net earnings of subsidiaries	3,638	(15,362)	(18,382)
Net cash provided by operating activities	18,023	10,775	11,746
Investing activities:
Acquisition and additional capitalization of subsidiary, net of cash acquired	(66,758)	—	(14,000)
Net cash used in investing activities	(66,758)	—	(14,000)
Financing activities:
Purchase of treasury stock	(178)	(164)	(1,628)
Proceeds from issuance of common stock	75,666	—	—
Cash dividends paid	(11,836)	(10,063)	(9,599)
Net cash used in financing activities	63,652	(10,227)	(11,227)
Net change in cash and cash equivalents	14,917	548	(13,481)
Cash and cash equivalents at beginning of year	8,879	8,331	21,812
Cash and cash equivalents at end of year	$23,796	$8,879	$8,331

CIVISTA BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025, 2024 and 2023

(Amounts in thousands, except share data)

NOTE 21 - EARNINGS PER COMMON SHARE

The factors used in the earnings per share computation follow.

	2025	2024	2023
Basic
Net income	$46,212	$31,683	$42,964
Less allocation of earnings and dividends to participating securities	166	671	1,583
Net income available to common shareholders—basic	$46,046	$31,012	$41,381
Weighted average common shares outstanding	17,507,836	15,724,768	15,734,624
Less average participating securities	86,436	333,029	579,857
Weighted average number of shares outstanding used in the calculation of basic earnings per common share	17,421,400	15,391,739	15,154,767
Basic earnings per share	$2.64	$2.01	$2.73
Diluted
Net income available to common shareholders—basic	$46,046	$31,012	$41,381
Net income available to common shareholders—diluted	$46,046	$31,012	$41,381
Weighted average common shares outstanding used in the calculation of earnings per common share basic	17,421,400	15,391,739	15,154,767
Average shares and dilutive potential common shares outstanding—diluted	17,421,400	15,391,739	15,154,767
Diluted earnings per share	$2.64	$2.01	$2.73

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

CIVISTA BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025, 2024 and 2023

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

An interest rate swap with a notional amount totaling $100.0 million as of December 31, 2025 was designated as a cash flow hedge to hedge the risk of variability in cash flows (future interest payments) attributable to changes in the contractually specified benchmark interest rate on the Company's short-term fixed rate FHLB advances. The gross aggregate fair value of the swap was ($74) and is recorded in Swap liabilities in the Consolidated Balance Sheets at December 31, 2025, with changes recorded in other comprehensive income (loss). Amounts reported in accumulated other comprehensive income related to this derivative will be reclassified to interest expense as interest payments are paid on the Company's short-term fixed rate FHLB advances. The hedge was executed to pay fixed and receive variable rate cash flows. The hedge was determined to be effective during the period and the Company expects the hedge to remain effective during the remaining term of the swap. A summary of the interest rate swap designated as a cash flow hedge is presented below (dollars in thousands):

December 31, 2025
Notional amount Cash Flow Hedge	$100,000
Weighted average fixed pay rates	3.81%
Weighted average variable SOFR receive rates	3.69%
Weighted average remaining maturity (in years)	1.2
Fair Value	$(74)

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

The Company presents non-designated derivative positions gross on the balance sheet for customers and net for financial institution counterparty positions subject to master netting arrangements. The fair value on the asset side was reduced by the margin call adjustment per the Company's netting arrangement in the amounts of $2,180 and $6,330 as of December 31, 2025 and December 31, 2024, respectively.

CIVISTA BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025, 2024 and 2023

(Amounts in thousands, except share data)

The following table reflects the derivative instruments not designated as hedging instruments recorded on the Consolidated Balance Sheets as of December 31, 2025 and December 31, 2024:

	2025		2024
	Notional Amount	Fair Value	Notional Amount	Fair Value
Swap assets
Interest rate swaps with loan customers in an asset position	$114,463	$2,792	$68,621	$1,169
Counterparty positions with financial institutions in an asset position	244,495	2,882	247,727	10,469
Total before netting adjustments		5,674		11,638
Netting adjustments - cash collateral posted by counterparties*		(2,180)		(6,330)
Total Swap assets		$3,494		$5,308

Swap liabilities
Interest rate swaps with loan customers in a liability position	$130,032	$5,674	$179,106	$11,638
Counterparty positions with financial institutions in a liability position	—	—	—	—
Total before netting adjustments		5,674		11,638
Netting adjustments - cash collateral posted to counterparties**		—		—
Total Swap liabilities		$5,674		$11,638

*Cash collateral posted by counterparties represents the obligation to return cash collateral received from counterparties.
**Cash collateral posted to counterparties represents the right to reclaim cash collateral that was paid to counterparties.

Gross notional positions with customers	$244,495		$247,727
Gross notional positions with financial institution counterparties	$244,495		$247,727

The Company monitors and controls all derivative products with a comprehensive Board of Director approved commercial loan swap policy. All hedge transactions must be approved in advance by the Lenders Loan Committee or the Directors Loan Committee of the Board of Directors. The Company classifies changes in the fair value of derivative instruments not designated as hedging instruments with “Other” in the Consolidated Statements of Operation. Any fees paid to enter the swap contract at inception are recognized in earnings when received. Such fees amounted to $275 and $232 during the years ended December 31, 2025 and 2024, respectively.

The Company did not have any cash or securities pledged as collateral on its interest rate swaps with third party financial institutions at December 31, 2025 or 2024.

CIVISTA BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025, 2024 and 2023

(Amounts in thousands, except share data)

NOTE 23 – QUALIFIED AFFORDABLE HOUSING PROJECT INVESTMENTS

The Company invests in qualified affordable housing projects. At December 31, 2025 and 2024, the balance of the Company’s investments in qualified affordable housing projects was $16,386 and $15,850, respectively. These balances are reflected in the Other assets line on the Consolidated Balance Sheets. The unfunded commitments related to the investments in qualified affordable housing projects totaled $5,113 and $5,668 at December 31, 2025 and 2024, respectively. These balances are reflected in the Accrued expenses and other liabilities line on the Consolidated Balance Sheets.

During the years ended December 31, 2025, 2024 and 2023, the Company recognized amortization expense with respect to its investments in qualified affordable housing projects of $1,464, $1,273 and $1,035, respectively, which was included within pre-tax income on the Consolidated Statements of Operations.

Additionally, during the years ended December 31, 2025, 2024 and 2023, the Company recognized tax credits and other benefits from its investments in affordable housing tax credits of $1,664, $1,562 and $1,655, respectively. During the years ended December 31, 2025, 2024 and 2023, the Company did not incur impairment losses related to its investment in qualified affordable housing projects.

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

Tax Refund Processing Fees

CIVISTA BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025, 2024 and 2023

(Amounts in thousands, except share data)

The Company facilitates the payment of federal and state income tax refunds in partnership with a third-party vendor. Refund Transfers (“RTs”) are fee-based products whereby a tax refund is issued to the taxpayer after the Company has received the refund from the federal or state government. As part of this agreement the Company earns fee income, the majority of which is received in the first quarter of the year. The Company’s fee income revenue is recognized based on the estimated percent of business completed by each date. The Company exited this line of business in 2023 resulting in no fee income in 2025 or 2024.

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

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the years ended December 31, 2025, 2024 and 2023.

	For the years ended December 31,
	2025	2024	2023
Noninterest Income
In-scope of Topic 606:
Service charges	$6,461	$6,114	$7,206
ATM/Interchange fees	5,902	5,841	5,880
Wealth management fees	5,540	5,519	4,767
Tax refund processing fees	—	-	2,375
Other	1,120	1,649	10,220
Noninterest Income (in-scope of Topic 606)	19,023	19,123	30,448
Noninterest Income (out-of-scope of Topic 606)	14,944	18,625	6,715
Total Noninterest Income	$33,967	$37,748	$37,163

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

Most leases include one or more options to renew. The exercise of lease renewal options is typically at our sole discretion. Renewals to extend the lease terms are only included in our ROU assets and lease liabilities when it is reasonably certain they will be exercised.

As most of our leases do not provide an implicit rate, we use the fully collateralized FHLB borrowing rate, commensurate with the lease terms based on the information available at the lease commencement date in determining the present value of the lease payments.

CIVISTA BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025, 2024 and 2023

(Amounts in thousands, except share data)

The balance sheet information related to our operating leases was as follows as of December 31, 2025 and 2024:

	Classification on the Consolidated Balance Sheet	December 31, 2025	December 31, 2024
Assets:
Operating lease	Other assets	$2,387	$1,063
Liabilities:
Operating lease	Accrued expenses and other liabilities	$2,387	$1,063

The cost components of our operating leases were as follows for the periods ended December 31, 2025, 2024 and 2023:

	December 31, 2025	December 31, 2024	December 31, 2023
Lease cost
Operating lease cost	$816	$631	$499
Short-term lease cost	40	220	160
Sublease income	(28)	(28)	(26)
Total lease cost	$828	$823	$633

Maturities of our lease liabilities for all operating leases for each of the next five years and thereafter is as follows:

2026	$754
2027	740
2028	584
2029	395
2030	78
Thereafter	—
Total lease payments	$2,551
Less: Imputed Interest	164
Present value of lease liabilities	$2,387

The weighted average remaining lease terms and discount rates for all of our operating leases were as follows as of December 31, 2025:

Weighted-average remaining lease term - operating leases (years)	3.40
Weighted-average discount rate - operating leases	3.88%

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

CIVISTA BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025, 2024 and 2023

(Amounts in thousands, except share data)

NOTE 26 - SEGMENT REPORTING

The Company conducts its operations through one single business segment, which is determined by the Chief Financial Officer, who is the designated chief operating decision maker ("CODM").

This decision is based upon information provided about the Company's products and services offered. The segment is also distinguished by the level of information provided to the CODM, who uses such information to review performance of various components of the business, which are then aggregated if operating performance, products/services, and customers are similar. The CODM evaluates revenue streams, significant expenses, and budget to actual results in assessing the Company's segment and in the determination of allocating resources. The CODM uses revenue streams to evaluate product pricing and significant expenses to assess performance and evaluate return on assets. The CODM uses consolidated net income to benchmark the Company against its competitors. The benchmarking analysis coupled with monitoring of budget to actual results are used in assessing performance and in establishing compensation. Loans and investments provide the majority of revenues in the banking operation. Interest expense, provision for credit losses, and compensation expense provide the significant expenses in the banking operation.

The Company's segment assets represent its total assets as presented in the Consolidated Balance Sheets.

All of the Company's earnings relate to its operations within the United States.

CIVISTA BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025, 2024 and 2023

(Amounts in thousands, except share data)

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

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15 under the Exchange Act, as of the end of the fiscal year covered by this Annual Report on Form 10-K. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2025, were effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

(a) There was no information the Company was required to disclose in a current report on Form 8-K during the fourth quarter of 2025 that was not reported.

(b) During the quarter ended December 31, 2025, no director or officer (as defined under Rule 16a-1 of the Exchange Act) adopted or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408(a) of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable

CIVISTA BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025, 2024 and 2023

(Amounts in thousands, except share data)

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The information contained under the captions “Proposal 1 – Election of Directors”, “Beneficial Ownership of Common Shares of the Corporation – Section 16(a) Reports”, “Board of Director Meetings and Committees – Committees of the Board – Audit Committee”, “Corporate Governance – Code of Ethics”, “Corporate Governance – Nominating Procedure” and “Executive Officers of the Corporation” in the 2026 Proxy Statement is incorporated herein by reference in response to this Item.

The procedures by which shareholders of the Company may recommend nominees to the Company’s Board of Directors have not materially changed from those described in the Company’s definitive Proxy Statement for the 2025 annual meeting of shareholders held on April 15, 2025.

Insider Trading Arrangements and Policies

The Company has adopted an Insider Trading Policy that governs the purchase, sale, and/or dispositions of the Company’s securities by directors, officers and employees that is designed to promote compliance with insider trading laws, rules and regulations, and any listing standards applicable to the Company. A copy of the Insider Trading Policy is filed as Exhibit 19 to this Annual Report on Form 10-K.

Item 11. Executive Compensation.

The information contained under the captions “2025 Compensation of Directors”, “Compensation Committee Interlocks and Insider Participation” and “Executive Compensation” in the 2026 Proxy Statement is incorporated herein by reference in response to this Item.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information contained under the caption “Beneficial Ownership of Common Shares of the Company” in the 2026 Proxy Statement is incorporated herein by reference in response to this Item.

The following table shows the number of common shares remaining available for awards under the Company’s 2024 Incentive Plan at December 31, 2025.

Equity Compensation Plan Information
Plan category	(a) Number of Common Shares to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of Common Shares remaining available for future issuance under equity compensation plans (excluding common shares reflected in column (a))
Equity compensation plans approved by shareholders	—	—	393,275
Equity compensation plans not approved by shareholders	—	—	—
Total	—	—	393,275

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information contained under the captions “PROPOSAL 1 - ELECTION OF DIRECTORS," "Corporate Governance – Director Independence” and “Corporate Governance – Transactions with Directors, Officers and Related Persons” in the 2026 Proxy Statement is incorporated herein by reference in response to this Item.

CIVISTA BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025, 2024 and 2023

(Amounts in thousands, except share data)

Item 14. Principal Accountant Fees and Services.

The information contained under the caption “Audit Committee Matters” in the 2026 Proxy Statement is incorporated herein by reference in response to this Item.

CIVISTA BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025, 2024 and 2023

(Amounts in thousands, except share data)

PART IV

Item 15. Exhibit and Financial Statement Schedules

(a)
Documents filed as a Part of the Report

(1) Financial Statements. Civista Bancshares, Inc.’s Report of Independent Auditors and Consolidated Financial Statements and accompanying notes are filed as part of this document under Item 8.

Report of Independent Registered Public Accounting Firm on Financial Statements (Plante & Moran, PLLC: PCAOB ID: 166)

Report of Independent Registered Public Accounting Firm on Financial Statements (Forvis Mazars, LLP, Cincinnati, Ohio, PCAOB Firm ID: 686)

Consolidated Balance Sheets - December 31, 2025 and 2024

Consolidated Statements of Operations - For the years ended December 31, 2025, 2024 and 2023

Consolidated Statements of Comprehensive Income - For the years ended December 31, 2025, 2024 and 2023

Consolidated Statements of Changes in Shareholders’ Equity - For the years ended December 31, 2025, 2024 and 2023

Consolidated Statements of Cash Flows - For the years ended December 31, 2025, 2024 and 2023

Notes to Consolidated Financial Statements

(2) Financial Statement Schedules. All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

CIVISTA BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025, 2024 and 2023

(Amounts in thousands, except share data)

(3) Exhibits. The documents listed in the Index to Exhibits that immediately precedes the signature page of this Form 10-K are filed/furnished with this Form 10-K as exhibits or incorporated into this Form 10-K by reference as noted. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K is identified as such in the Index to Exhibits.

(b) Exhibits

The documents listed in the Index to Exhibits that immediately precedes the signature page of this Form 10-K are filed/furnished with this Form 10-K as exhibits or incorporated into this Form 10-K by reference is noted.

(c) Financial Statement Schedules

None

Item 16. Form 10-K Summary

Not Applicable

CIVISTA BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025, 2024 and 2023

(Amounts in thousands, except share data)

Index to Exhibits

Exhibit	Description	Location
2.1	Agreement and Plan of Merger, dated as of July 10, 2025, by and among Civista Bancshares, Inc. Civista Bank and The Farmers Savings Bank	Filed as Exhibit 2.1 to Civista Bancshares, Inc.'s Current Report on Form 8-K dated July 10, 2025 and filed on July 11, 2025 and incorporated herein by reference. (File No. 001-36192).
3.1	Second Amended and Restated Articles of Incorporation of Civista Bancshares, Inc., as filed with the Ohio Secretary of State on November 15, 2018	Filed as Exhibit 3.1 to Civista Bancshares, Inc.’s Current Report on Form 8-K dated and filed on November 16, 2018 and incorporated herein by reference (File No. 001-36192).
3.2	Second Amended and Restated Code of Regulations of Civista Bancshares, Inc. (adopted July 22, 2025).	Filed as Exhibit 3.1 to Civista Bancshares, Inc.’s Current Report on Form 8-K dated July 22, 2025 and filed on July 28, 2025 and incorporated herein by reference (File No. 001-36192).
4.1	Indenture dated November 30, 2021, by and between Civista Bancshares, Inc. and UMB Bank, National Association, as Trustee.	Filed as Exhibit 4.1 to Civista Bancshares, Inc.’s Current Report on Form 8-K dated and filed on November 30, 2022 and incorporated herein by reference (File No. 001-36192).
4.2	Forms of 3.25% Fixed-to-Floating Rate Subordinated Notes due 2031.	Included as Exhibit A-1 and Exhibit A-2 to the Indenture filed as Exhibit 4.1 hereto.
4.3	Agreement to furnish instrument and agreements defining rights of holders of long-term debt.	Included herewith.
4.4	Description of Capital Stock of Civista Bancshares, Inc.	Filed as Exhibit 4.2 to Civista Bancshares, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2021, filed on March 15, 2021 and incorporated herein by reference (File No. 001-36192).
10.1*	Form of Change in Control Agreement by and among Civista Bancshares, Inc., Civista Bank and certain executive officers.	Filed as Exhibit 10.1 to Civista Bancshares, Inc.’s Current Report on Form 8-K dated and filed on March 8, 2019 and incorporated herein by reference. (File No. 001-36192).
10.2*	Form of Amended and Restated Change in Control Agreement by and among Civista Bancshares, Inc., Civista Bank and certain executive officers.	Filed as Exhibit 10.1 to Civista Bancshares, Inc.’s Current Report on Form 8-K dated and filed on March 8, 2019 and incorporated herein by reference. (File No. 001-36192).
10.3*	Form of Pension Shortfall Agreement by and among Civista Bancshares, Inc., Civista Bank and certain executive officers.	Filed as Exhibit 10.2 to Civista Bancshares, Inc.’s Current Report on Form 8-K dated and filed on October 29, 2015 and incorporated herein by reference. (File No. 001-36192).
10.4*	Civista Bancshares, Inc. Supplemental Nonqualified Executive Retirement Plan, as amended and restated as of January 1, 2024	Filed as Exhibit 10.1 to Civista Bancshares, Inc.’s Current Report on Form 8-K dated and filed on February 22, 2024 (File No. 001-36192).
10.5*	First Amendment to Civista Bancshares, Inc. Supplemental Nonqualified Executive Retirement Plan, effective as of June 6, 2025	Filed as Exhibit 10.1 to Civista Bancshares, Inc.'s Current Report on Form 8-K dated and filed on June 6, 2025 and incorporated herein by reference. (File No. 001-36192)
10.6*	Endorsement Split Dollar Insurance Agreement, dated as of June 6, 2025, between Civista Bank and Charles A. Parcher	Filed as Exhibit 10.3 to Civista Bancshares, Inc.'s Current Report on Form 8-K dated and filed on June 6, 2025 and incorporated herein by reference. (File No. 001-36192)

CIVISTA BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025, 2024 and 2023

(Amounts in thousands, except share data)

Exhibit	Description	Location
10.7*	Civista Bancshares, Inc. 2014 Incentive Plan	Filed as Exhibit 10.1 to Civista Bancshares, Inc.’s Registration Statement on Form S-8 filed on February 26, 2015 and incorporated herein by reference (File No. 333-202316).
10.8*	Form of Restricted Stock Award Agreement under Civista Bancshares, Inc. 2014 Incentive Plan	Filed as Exhibit 10.8 to Civista Bancshares, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2018, filed on March 15, 2019 and incorporated herein by reference. (File No. 1-36192)
10.9*	Civista Bancshares, Inc. 2024 Incentive Plan	Filed as Exhibit 10.1 to Civista Bancshares, Inc.'s Registration Statement on Form S-8 filed on May 24, 2024 and incorporated herein by reference (File No. 333-279708).
10.10*	Form of Restricted Stock Award Agreement under Civista Bancshares, Inc. 2024 Incentive Plan	Included herewith
10.11*	Endorsement Split Dollar Insurance Agreement, dated as of June 6, 2025, between Civista Bank and Dennis Shaffer	Included herewith
10.12*	Endorsement Split Dollar Insurance Agreement, dated as of June 6, 2025, between Civista Bank and Rich Dutton	Included herewith
10.13*	Endorsement Split Dollar Insurance Agreement, dated as of June 6, 2025, between Civista Bank and Lance Morrison	Included herewith
10.14*	Endorsement Split Dollar Insurance Agreement, dated as of June 6, 2025, between Civista Bank and Ian Whinnem	Included herewith
19.1	Insider Trading Policy	Included herewith
21.1	Subsidiaries of Civista Bancshares, Inc	Included herewith
23.1	Consent of Plante Moran	Included herewith
23.2	Consent FORVIS MAZARS	Included herewith
31.1	Rule 13a-14(a)/15-d-14(a) Certification of Principal Executive Officer	Included herewith
31.2	Rule 13a-14(a)/15-d-14(a) Certification of Principal Accounting Officer	Included herewith
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included herewith
32.2	Certification of Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included herewith
97.1	Clawback Policy	Included herewith
101.INS	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents
104	Cover page formatted as Inline XBRL and contained in Exhibit 101

* Management contract or compensatory plan or arrangement

CIVISTA BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025, 2024 and 2023

(Amounts in thousands, except share data)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant) Civista Bancshares, Inc.

By	/s/ Dennis G. Shaffer
Dennis G. Shaffer, President & CEO (Principal Executive Officer)

Date: March 6, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 13, 2026 by the following persons (including a majority of the Board of Directors of the Registrant) in the capacities indicated:

/s/ Dennis G. Shaffer	/s/ Dennis E. Murray, Jr.
Dennis G. Shaffer, Chief Executive Officer, Chairman of	Dennis E. Murray, Jr., Director
the Board (Principal Executive Officer)

/s/ Ian Whinnem	/s/ Gerald B. Wurm
Ian Whinnem, Senior Vice President, Chief Executive	Gerald B. Wurm, Director
Officer and Treasurer (Principal Accounting Officer)

/s/ Darci L. Congrove	/s/ Mark J. Macioce
Darci L. Congrove, Director	Mark J. Macioce, Director

/s/ Julie A. Mattlin	/s/ M. Patricia Oliver
Julie A. Mattlin, Director	M. Patricia Oliver, Lead Independent Director

/s/ Lorina W. Wise	/s/ Harry Singer
Lorina W. Wise, Director	Harry Singer, Director

/s/ Clyde A. "Chip" Perfect	/s/ Charles A. Parcher
Clyde A. "Chip" Perfect, Director	Charles A. Parcher, Director

/s/ Nathan E. Weaks
Nathan E. Weaks, Director