Form 10-Q
period 2026-03-31
CIVISTA BANCSHARES, INC.
filed 2026-05-08
CIK 944745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended - March 31, 2026

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Shares, no par value, outstanding at May 1, 2026—20,783,348 shares

CIVISTA BANCSHARES, INC.

Part I – Financial Information

ITEM 1. Financial Statements

CIVISTA BANCSHARES, INC.

Consolidated Balance Sheets

(In thousands, except share data)

	March 31, 2026
	(Unaudited)	December 31, 2025
ASSETS
Cash and due from financial institutions	$83,525	$77,320
Investments in time deposits	2,880	1,165
Securities available-for-sale	679,737	681,908
Equity securities	2,725	2,692
Loans held for sale	6,940	7,180
Loans, net of allowance for credit losses of $40,536 and $42,020	3,189,131	3,228,026
Other securities	25,144	25,942
Premises and equipment, net	39,055	40,611
Accrued interest receivable	14,777	14,436
Goodwill	130,438	130,438
Other intangible assets, net	12,336	13,100
Bank owned life insurance	63,543	63,153
Swap assets	2,716	3,494
Deferred taxes	16,208	16,501
Other assets	29,167	30,487
Total assets	$4,298,322	$4,336,453
LIABILITIES
Deposits
Noninterest-bearing	$703,778	$702,032
Interest-bearing	2,798,112	2,764,432
Total deposits	3,501,890	3,466,464
Short-term Federal Home Loan Bank advances	100,000	175,000
Long-term Federal Home Loan Bank advances	739	855
Subordinated debentures	104,276	104,234
Other borrowings	3,594	4,090
Swap liabilities	5,853	5,748
Accrued expenses and other liabilities	29,727	36,588
Total liabilities	3,746,079	3,792,979
SHAREHOLDERS’ EQUITY
Common shares, no par value, 40,000,000 shares authorized, 24,658,922 shares issued at March 31, 2026 and 24,607,544 shares issued at December 31, 2025, including Treasury shares	420,488	419,769
Retained earnings	251,041	239,784
Treasury shares, 3,875,574 common shares at March 31, 2026 and 3,861,070 common shares at December 31, 2025, at cost	(76,082)	(75,764)
Accumulated other comprehensive loss	(43,204)	(40,315)
Total shareholders’ equity	552,243	543,474
Total liabilities and shareholders’ equity	$4,298,322	$4,336,453

See notes to interim unaudited consolidated financial statements

CIVISTA BANCSHARES, INC.

Consolidated Statements of Operations (Unaudited)

(In thousands, except per share data)

	Three Months Ended
	March 31,
	2026	2025
Interest and dividend income
Loans, including fees	$49,230	$47,646
Taxable securities	3,954	3,555
Tax-exempt securities	2,303	2,340
Deposits in other banks	322	192
Total interest and dividend income	55,809	53,733
Interest expense
Deposits	15,453	15,716
Federal Home Loan Bank advances	1,353	3,938
Subordinated debentures	1,108	1,161
Other borrowings	72	145
Total interest expense	17,986	20,960
Net interest income	37,823	32,773
Provision for (recovery of) credit losses - loans and leases	(768)	1,248
Provision for credit losses - off-balance sheet credit exposures	139	319
Net interest income after provision	38,452	31,206
Noninterest income
Service charges	1,714	1,524
Net gain (loss) on equity securities	33	(29)
Net gain on sale of loans and leases	1,605	604
ATM/Interchange fees	1,386	1,326
Wealth management fees	1,433	1,340
Lease revenue and residual income	1,630	1,896
Bank owned life insurance	390	387
Swap fees	56	72
Other	1,184	740
Total noninterest income	9,431	7,860
Noninterest expense
Compensation expense	16,229	14,043
Net occupancy expense	1,623	1,634
Contracted data processing	730	567
FDIC assessment	423	873
State franchise tax	554	526
Professional services	1,585	2,090
Equipment expense	2,089	2,103
ATM/Interchange expense	732	580
Marketing	478	296
Amortization of core deposit intangibles	696	332
Software maintenance expense	1,475	1,277
Other operating expenses	3,259	2,805
Total noninterest expense	29,873	27,126
Income before taxes	18,010	11,940
Income tax expense	3,021	1,772
Net Income	$14,989	$10,168
Earnings per common share, basic	$0.72	$0.66
Earnings per common share, diluted	$0.72	$0.66

See notes to interim unaudited consolidated financial statements

CIVISTA BANCSHARES, INC.

Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2026	2025
Net income	$14,989	$10,168
Other comprehensive income (loss):
Unrealized holding gains (losses) on available-for-sale securities	(3,952)	1,566
Tax effect	831	(370)
Unrealized holding gains (losses) on balance sheet swap	297	—
Tax effect	(65)	—
Pension liability adjustment	—	268
Tax effect	—	(56)
Total other comprehensive income (loss)	(2,889)	1,408
Comprehensive income	$12,100	$11,576

See notes to interim unaudited consolidated financial statements

CIVISTA BANCSHARES, INC.

Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)

(In thousands, except share data)

	Common Shares				Accumulated Other	Total
	Outstanding Shares	Amount	Retained Earnings	Treasury Shares	Comprehensive Loss	Shareholders’ Equity
Balance, December 31, 2025	20,746,474	$419,769	$239,784	$(75,764)	$(40,315)	$543,474
Net Income	—	—	14,989	—	—	14,989
Other comprehensive income (loss)	—	—	—	—	(2,889)	(2,889)
Stock-based compensation	51,378	719	—	—	—	719
Common stock dividends ($0.18 per share)	—	—	(3,732)	—	—	(3,732)
Purchase of common stock	(14,504)	—	—	(318)	—	(318)
Balance, March 31, 2026	20,783,348	$420,488	$251,041	$(76,082)	$(43,204)	$552,243

	Common Shares				Accumulated Other	Total
	Outstanding Shares	Amount	Retained Earnings	Treasury Shares	Comprehensive Loss	Shareholders’ Equity
Balance, December 31, 2024	15,487,667	$312,037	$205,408	$(75,586)	$(53,357)	$388,502
Net Income	—	—	10,168	—	—	10,168
Other comprehensive income	—	—	—	—	1,408	1,408
Stock-based compensation	39,587	155	—	—	—	155
Common stock dividends ($0.17 per share)	—	—	(2,632)	—	—	(2,632)
Purchase of common stock	(8,182)	—	—	(167)	—	(167)
Balance, March 31, 2025	15,519,072	$312,192	$212,944	$(75,753)	$(51,949)	$397,434

See notes to interim unaudited consolidated financial statements

CIVISTA BANCSHARES, INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Three Months Ended March 31,
	2026	2025
Net cash provided by operating activities	$12,180	$3,612
Cash flows used for investing activities:
Investments in time deposits
Maturities	245	490
Purchases	(1,960)	—
Securities available for sale
Maturities, prepayments, and calls	23,395	41,138
Sales	—	—
Purchases	(23,690)	(37,479)
Purchase of other securities	(11,258)	(5,795)
Redemption of other securities	12,056	3,555
Net change in loans	39,819	(23,182)
Proceeds from sale of premises and equipment	—	203
Disposal of premises and equipment	95	—
Purchases of premises and equipment	(441)	(161)
Net cash provided/(used) for investing activities	38,261	(21,231)
Cash flows from financing activities:
Repayment of long-term FHLB advances	(116)	(146)
Net change in short-term FHLB advances	(75,000)	21,000
Repayment of other borrowings	(496)	(153)
Increase in deposits	35,426	27,018
Purchase of treasury shares	(318)	(167)
Common stock dividends paid	(3,732)	(2,632)
Net cash (used)/provided by financing activities	(44,236)	44,920
Increase in cash and cash equivalents	6,205	27,301
Cash and cash equivalents at beginning of period	77,320	63,155
Cash and cash equivalents at end of period	$83,525	$90,456
Cash paid during the period for:
Interest	$18,466	$23,553
Income taxes	89	92
Supplemental cash flow information:
Transfer of loans from portfolio to other real estate owned	—	209

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

FCIA was formed to allow the Company to participate in commission revenue generated through its third party insurance agreement. Insurance commission revenue was less than 1% of total revenue for the quarters ended March 31, 2026 and 2025. WSP was formed to hold repossessed assets of CBI’s subsidiaries. WSP revenue was less than 1% of total revenue for the quarters ended March 31, 2026 and 2025. CRMI was formed in 2017 to provide property and casualty insurance coverage to CBI and its subsidiaries for which insurance may not be currently available or economically feasible in the insurance marketplace. CRMI revenue was slightly above 1% of total revenue for the quarter ended March 31, 2026 but less than 1% for the quarter ended March 31, 2025. FCI is wholly-owned by Civista and holds and manages its securities portfolio. The operations of FCI are located in Wilmington, Delaware.

Acquisition of The Farmers Savings Bank ("FSB")

At the close of business on November 6, 2025, Civista closed its previously announced acquisition of FSB. The acquisition added approximately $268.1 million of total assets, $106.2 million of total loans and leases, $236.1 million of total deposits, and two branches. The 2025 results reflect inclusion of FSB since November 7, 2025.

Upon the closing of the acquisition, FSB was merged with and into Civista Bank. In addition, the management and organization structure was updated to reflect the combined organization. On-boarding of former FSB colleagues and their initial training was completed in the first quarter of 2026. Certain of Civista's products and services have been introduced across the legacy FSB customer base, and customer-facing colleagues are focused on both growing and retaining customers. Technology conversions were completed in mid-February 2026, as scheduled.

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

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The accompanying Unaudited Consolidated Financial Statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company’s financial position as of March 31, 2026 and its results of operations and changes in cash flows for the periods ended March 31, 2026 and 2025 have been made. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the operating results for the full year. Reference is made to the accounting policies of the Company described in the notes to the Audited Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025. The Company has consistently followed these policies in preparing this Quarterly Report on Form 10-Q.

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

Recently Adopted and Newly Issued but Not Yet Effective Accounting Standards:

In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this ASU require that public business entities on an annual basis (a) disclose specific categories in the rate reconciliation and (b) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income or loss by the applicable statutory income tax rate). The amendments in this ASU also require that all entities disclose on an annual basis the amount of income taxes paid (net of refunds received) disaggregated by federal (national), state, and foreign taxes, and the amount of income taxes paid (net of refunds received) disaggregated by individual jurisdictions in which income taxes paid (net of refunds received) is equal to or greater than 5 percent of total income taxes paid (net of refunds received). The amendments require that all entities disclose income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign and income tax expense (or benefit) from continuing operations disaggregated by federal (national), state, and foreign. The Company adopted ASU 2023-09 on a prospective basis effective January 1, 2025, and the adoption of the ASU did not have a material impact on the Company's Consolidated Financial Statements.

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

In November 2024, the FASB issued ASU 2024-03: Income Statement-Reporting Comprehensive Income Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. This ASU does not change the expense captions an entity presents on the face of its income statement. ASU 2024-03 can be applied prospectively, and it is effective for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption and retrospective applications are permitted. The Company is currently evaluating the impact of ASU 2024-03 on its Consolidated Financial Statements.

In May 2025, the FASB issued ASU 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity ("VIE"). The ASU revises the guidance in ASC 805 to clarify that, in determining the accounting acquirer in "a business combination that is effected primarily by exchanging equity interests in which a VIE is acquired," an entity would be required to consider the factors in ASC paragraphs 805-10-55-12 through 55-15. Previously, the accounting acquirer in such transactions was always the primary beneficiary. The amendments in this ASU are effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal reporting periods. Early adoption is permitted as of the beginning of an interim or fiscal reporting period. The Company is currently evaluating the impact of ASU 2025-03, but it is not expected to have a material impact on its Consolidated Financial Statements.

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

(3) Securities

The amortized cost and fair market value of available-for-sale securities and the related gross unrealized gains and losses recognized were as follows:

March 31, 2026	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities and obligations of U.S. government agencies	$58,511	$235	$(1,192)	$57,554
Obligations of states and political subdivisions	341,047	724	(24,405)	317,366
Mortgage-backed securities in government sponsored entities	329,164	517	(24,864)	304,817
Total debt securities (1)	$728,722	$1,476	$(50,461)	$679,737

December 31, 2025	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities and obligations of U.S. government agencies	$61,935	$262	$(1,180)	$61,017
Obligations of states and political subdivisions	345,214	1,319	(21,735)	324,798
Mortgage-backed securities in government sponsored entities	319,792	525	(24,224)	296,093
Total debt securities (1)	$726,941	$2,106	$(47,139)	$681,908

(1) Excludes accrued interest receivable on securities of $3,815 and $4,371 at March 31, 2026 and December 31, 2025, respectively, that is recorded in Accrued interest receivable on the Consolidated Balance Sheets.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The amortized cost and fair value of debt securities at March 31, 2026, by contractual maturity, is shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

Available for sale	Amortized Cost	Fair Value
Due in one year or less	$23,846	$23,781
Due after one year through five years	64,094	61,892
Due after five years through ten years	63,751	63,333
Due after ten years	247,867	225,914
Mortgage-backed securities	329,164	304,817
Total securities available-for-sale	$728,722	$679,737

There were no proceeds from sales of debt securities available-for-sale, gross realized gains or gross realized losses for the three months ended March 31, 2026 or March 31, 2025.

Securities are pledged by the Company from time to time to secure public deposits, other deposits and liabilities as required by law. The carrying value of pledged securities was approximately $265,791 and $239,649 as of March 31, 2026 and December 31, 2025, respectively.

The following tables show the fair value and gross unrealized losses, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2026 and December 31, 2025:

March 31, 2026	12 Months or less		More than 12 months		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury securities and obligations of U.S. government agencies	$6,612	$(44)	$43,285	$(1,148)	$49,897	$(1,192)
Obligations of states and political subdivisions	87,192	(670)	150,926	(23,735)	238,118	(24,405)
Mortgage-backed securities in gov’t sponsored entities	40,882	(284)	173,136	(24,580)	214,018	(24,864)
Total	$134,686	$(998)	$367,347	$(49,463)	$502,033	$(50,461)

December 31, 2025	12 Months or less		More than 12 months		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury securities and obligations of U.S. government agencies	$1,168	$(2)	$47,644	$(1,178)	$48,812	$(1,180)
Obligations of states and political subdivisions	12,606	(45)	181,703	(21,690)	194,309	(21,735)
Mortgage-backed securities in gov’t sponsored entities	58,246	(490)	172,015	(23,734)	230,261	(24,224)
Total	$72,020	$(537)	$401,362	$(46,602)	$473,382	$(47,139)

At March 31, 2026, there were a total of 434 securities in the portfolio with unrealized losses mainly due to higher current market rates when compared to the time of purchase. At December 31, 2025, the Company owned 372 securities that were in an unrealized loss position. The unrealized losses on securities have not been recognized into income because the issuers’ securities are of high credit quality, management has the intent and ability to hold these securities for the foreseeable future, and the decline in fair value is largely due to currently higher market rates when compared to the time of purchase. The fair value is expected to recover as the securities approach their maturity date or reset date. The Company does not intend to sell until recovery and does not believe selling will be required before recovery.

Each quarter, we perform an analysis to determine if any of the unrealized losses on securities available-for-sale are comprised of credit losses as compared to unrealized losses due to market interest rate adjustments. Our assessment includes a review of the unrealized loss for each security issuance held; the financial condition and near-term prospects of the issuer, including external credit ratings and recent downgrades; and our ability and intent to hold the security for a period of time sufficient for a recovery in value. We also consider the

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

extent to which the securities are issued by the federal government or its agencies, and any guarantee of issued amounts by those agencies. The portfolio continues to consist of a mix of fixed and floating-rate, high quality securities, largely rated AA (or better), displaying an overall effective duration of approximately 3.0 years. No credit losses were determined to be present as of March 31, 2026, as there was no credit quality deterioration noted. Therefore, no provision for credit losses on securities was recognized for the first quarter of 2026.

The following table presents the net gains and losses on equity investments recognized in earnings for the three months ended March 31, 2026 and 2025, and the portion of unrealized gains and losses for the period that relates to equity investments held at March 31, 2026 and 2025:

	2026	2025
Net gains (losses) recognized on equity securities during the period	$33	$(29)
Less: Net gains (losses) realized on the sale of equity securities during the period	—	—
Unrealized gains (losses) recognized on equity securities held at reporting date	$33	$(29)

Equity securities consisting of investments in other financial institutions totaled $2.7 million as of March 31, 2026 and December 31, 2025.

Stock of the Federal Home Loan Bank of Chicago (“FHLBC”), the Federal Reserve Bank of Cleveland (“FRBC”), United Bankers' Bancorp, Farmer Mac and Norwalk Community Development Corp are included as Other securities on the Company's Consolidated Balance Sheets. FHLBC stock was recorded at $8,905 at March 31, 2026 and $11,645 at December 31, 2025. FRBC stock was recorded at $15,950 at March 31, 2026 and $14,023 at December 31, 2025. United Bankers' Bancorp stock was recorded at $245 at March 31, 2026 and $230 at December 31, 2025. Farmer Mac stock was recorded at $42 at both March 31, 2026 and December 31, 2025. Norwalk Community Development Corp stock was recorded at $2 at both March 31, 2026 and December 31, 2025. Other securities are carried at cost, classified as restricted securities, and periodically evaluated for impairment based on ultimate recovery of par value.

(4) Loans

Loan balances were as follows:

	March 31, 2026	December 31, 2025
Commercial & Agriculture	$310,400	$308,692
Commercial Real Estate- Owner Occupied	390,786	385,547
Commercial Real Estate- Non-Owner Occupied	1,232,781	1,239,017
Residential Real Estate	943,425	944,328
Real Estate Construction	254,254	285,137
Farm Real Estate	32,700	37,775
Lease Financing Receivables	32,693	35,103
Consumer and Other	32,628	34,447
Total loans	3,229,667	3,270,046
Allowance for credit losses	(40,536)	(42,020)
Net loans	$3,189,131	$3,228,026

The Company elected to exclude accrued interest receivable from the amortized cost basis of loans disclosed in this Note 4 and in Note 5 (Allowance for Credit Losses). As of March 31, 2026 and December 31, 2025, accrued interest receivable on loans totaled $10,682 and $10,031, respectively, and is included in the Accrued interest receivable line item on the Company's Consolidated Balance Sheet.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

Lease financing receivables consist of sales-type and direct financing leases for equipment, with terms typically ranging from two to six years. On direct financing leases, the Company obtains third-party residual value guarantees to reduce its residual asset risk. The net investment in direct financing and sales-type leases was comprised of the following as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Minimum lease payments receivable	$35,738	$39,332
Unguaranteed residual assets	808	1,558
Unamortized direct costs	2	14
Unearned income	(3,855)	(5,801)
Total net investment in direct financing and sales-type leases	$32,693	$35,103

The Company earns revenue on direct financing and sales-type leases, as well as operating leases disclosed in Note 17. The components of total lease income were as follows for the three months ended March 31, 2026 and 2025.

	March 31,	March 31,
	2026	2025
Interest and dividend income - Loans and leases, including fees:
Interest income on net investments in direct financing and sales-type leases	$657	$1,437
Noninterest income - Lease revenue & residual income:
Lease income from operating lease payments	1,463	1,596
Other(1)	167	300

(1) Other consists of lease-related fees and commissions and gains (losses) on sale or disposition of leased assets

(5) Allowance for Credit Losses

The following tables present, by portfolio segment, the changes in the allowance for credit losses ("ACL") for the three months ended March 31, 2026 and 2025.

Allowance for credit losses:

For the three months ended March 31, 2026	Beginning balance	Charge-offs	Recoveries	Provision	Ending Balance
Commercial & Agriculture	$5,153	$(96)	$62	$(123)	$4,996
Commercial Real Estate:
Owner Occupied	4,420	—	2	(142)	4,280
Non-Owner Occupied	12,118	(484)	1	154	11,789
Residential Real Estate	14,718	(3)	13	(242)	14,486
Real Estate Construction	3,842	—	—	(340)	3,502
Farm Real Estate	279	—	—	(54)	225
Lease Financing Receivables	1,169	(210)	4	45	1,008
Consumer and Other	321	(13)	8	(66)	250
Total	$42,020	$(806)	$90	$(768)	$40,536

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

For the three months ended March 31, 2026, the Company released $768 from the allowance for credit losses, as compared to a provision of $1,248 for the three months ended March 31, 2025. The Company experienced a decrease in the allowance for credit losses year-to-date as required by our current expected credit loss ("CECL") model primarily due to a decrease in loan balances from December 31, 2025. Lower provisions were primarily attributable to the slowdown in loan growth as total loans decreased $40.4 million for the three months ended March 31, 2026, compared to an increase of $22.8 million for the same period in 2025.

The determination of the balance of the allowance for credit losses is based on the CECL methodology and utilizes a lifetime “expected credit loss” measurement objective for the recognition of credit losses for loans, held-to-maturity securities and other receivables at the time the financial asset is originated or acquired. The expected credit losses are adjusted each period for changes in expected lifetime credit losses. The methodology replaces the multiple existing impairment methods under prior GAAP, which generally require that a loss be incurred before it is recognized. In management’s judgment, the CECL methodology produces a result that is adequate to provide for future probable credit losses

The Company’s internally assigned risk grades are as follows:

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

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

Based on the most recent analysis performed, the risk category of loans at March 31, 2026, and year-to-date gross charge-offs as of March 31, 2026, by type and year of originations, was as follows:

	Term Loans Amortized Cost Basis by Origination Year

							Revolving
	2026	2025	2024	2023	2022	Prior	Loans	Total
Commercial & Agriculture
Pass	$20,442	$48,553	$45,497	$35,100	$19,412	$19,685	$95,300	$283,989
Special Mention	—	658	217	214	1,063	2,305	8,307	12,763
Substandard	56	484	4,531	889	526	73	5,579	12,139
Doubtful	—	—	—	—	—	—	1,508	1,508
Total Commercial & Agriculture	$20,498	$49,694	$50,246	$36,203	$21,000	$22,064	$110,694	$310,400
Commercial & Agriculture:
Current-period gross charge-offs	$—	$—	$74	$22	$—	$—	$—	$96

Commercial Real Estate - Owner Occupied
Pass	$8,205	$48,927	$32,311	$41,206	$53,010	$165,842	$8,784	$358,285
Special Mention	—	560	—	1,005	14,208	5,971	75	21,818
Substandard	—	—	1,715	197	1,384	5,929	1,458	10,683
Doubtful	—	—	—	—	—	—	—	—
Total Commercial Real Estate - Owner Occupied	$8,205	$49,487	$34,026	$42,408	$68,601	$177,742	$10,316	$390,786
Commercial Real Estate - Owner Occupied:
Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial Real Estate - Non-Owner Occupied
Pass	$34,847	$73,487	$90,259	$246,497	$269,870	$449,086	$30,186	$1,194,231
Special Mention	—	—	1,436	—	4,564	4,930	—	10,930
Substandard	—	—	—	—	389	27,231	—	27,619
Doubtful	—	—	—	—	—	—	—	—
Total Commercial Real Estate - Non-Owner Occupied	$34,847	$73,487	$91,695	$246,497	$274,824	$481,246	$30,186	$1,232,781
Commercial Real Estate - Non-Owner Occupied:
Current-period gross charge-offs	$—	$—	$—	$—	$—	$484	$—	$484

Residential Real Estate
Pass	$24,253	$95,930	$133,673	$119,556	$114,356	$247,603	$197,775	$933,146
Special Mention	—	138	52	—	—	806	—	995
Substandard	—	—	-	542	1,547	4,385	1,343	7,817
Doubtful	—	—	1,020	—	—	—	447	1,466
Total Residential Real Estate	$24,253	$96,068	$134,744	$120,098	$115,903	$252,794	$199,565	$943,425
Residential Real Estate:
Current-period gross charge-offs	$—	$—	$—	$—	$3	$—	$—	$3

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

							Revolving
	2026	2025	2024	2023	2022	Prior	Loans	Total
Real Estate Construction
Pass	$13,360	$120,374	$16,437	$49,644	$23,594	$9,808	$13,717	$246,934
Special Mention	—	—	6,617	—	—	—	—	6,617
Substandard	—	—	—	703	—	—	—	703
Doubtful	—	—	—	—	—	—	—	—
Total Real Estate Construction	$13,360	$120,374	$23,054	$50,346	$23,594	$9,808	$13,717	$254,254
Real Estate Construction:
Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Farm Real Estate
Pass	$942	$1,490	$866	$2,630	$489	$20,080	$3,224	$29,722
Special Mention	—	—	—	—	461	535	1,452	2,448
Substandard	—	—	—	—	—	530	—	530
Doubtful	—	—	—	—	—	—	—	—
Total Farm Real Estate	$942	$1,490	$866	$2,630	$950	$21,145	$4,676	$32,700
Farm Real Estate:
Current-period charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Lease Financing Receivables
Pass	$3,413	$4,673	$6,793	$6,004	$2,622	$320	$—	$23,824
Special Mention	—	1,745	2,924	1,118	35	—	—	5,822
Substandard	—	36	1,170	1,584	257	—	—	3,047
Doubtful	—	—	-	—	—	—	—	—
Total Lease Financing Receivables	$3,413	$6,454	$10,886	$8,706	$2,914	$320	$—	$32,693
Lease Financing Receivables:
Current-period charge-offs	$—	$—	$115	$95	$—	$—	$—	$210

Consumer and Other
Pass	$468	$25,227	$1,298	$2,121	$1,211	$844	$1,417	$32,586
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	2	11	16	14	—	43
Doubtful	—	—	—	—	—	—	—	—
Total Consumer and Other	$468	$25,227	$1,300	$2,132	$1,228	$858	$1,417	$32,628
Consumer and Other:
Current-period charge-offs	$—	$—	$6	$5	$-	$2	$—	$13
Total Loans	$105,986	$422,282	$346,818	$509,019	$509,014	$965,976	$370,572	$3,229,667
Total Loans:
Current-period charge-offs	$—	$—	$195	$122	$3	$486	$—	$806

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The risk category of loans at December 31, 2025, and year-to-date gross charge-offs as of March 31, 2025, by type and year of originations, was as follows:

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

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following tables include an aging analysis of the recorded investment in past due loans outstanding as of March 31, 2026 and December 31, 2025.

March 31, 2026	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans	Past Due 90 Days and Accruing
Commercial & Agriculture	$827	$405	$253	$1,485	$308,915	$310,400	$—
Commercial Real Estate:
Owner Occupied	176	—	140	316	390,470	390,786	—
Non-Owner Occupied	1,436	389	8,496	10,321	1,222,460	1,232,781	—
Residential Real Estate	6,380	1,362	1,672	9,414	934,011	943,425	—
Real Estate Construction	—	—	—	—	254,254	254,254	—
Farm Real Estate	—	—	—	—	32,700	32,700	—
Lease Financing Receivables	770	—	105	875	31,818	32,693	229
Consumer and Other	93	16	22	131	32,497	32,628	—
Total	$9,682	$2,172	$10,688	$22,542	$3,207,125	$3,229,667	$229

December 31, 2025	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans	Past Due 90 Days and Accruing
Commercial & Agriculture	$382	$239	$141	$762	$307,930	$308,692	$—
Commercial Real Estate:
Owner Occupied	179	—	6	185	385,362	385,547	23
Non-Owner Occupied	8,332	—	1,130	9,462	1,229,555	1,239,017	—
Residential Real Estate	5,954	1,629	2,331	9,914	934,414	944,328	104
Real Estate Construction	—	—	—	—	285,137	285,137	—
Farm Real Estate	—	—	—	—	37,775	37,775	—
Lease Financing Receivables	1,301	1,240	454	2,995	32,108	35,103	335
Consumer and Other	115	37	47	199	34,248	34,447	—
Total	$16,263	$3,145	$4,109	$23,517	$3,246,529	$3,270,046	$462

The following table presents loans on nonaccrual status as of March 31, 2026.

March 31, 2026	Nonaccrual loans with a related ACL	Nonaccrual loans without a related ACL	Total Nonaccrual loans
Commercial & Agriculture	$6,633	$4,008	$10,641
Commercial Real Estate:
Owner Occupied	185	1,440	1,625
Non-Owner Occupied	7,981	594	8,575
Residential Real Estate	6,102	1,945	8,047
Real Estate Construction	—	—	—
Farm Real Estate	—	365	365
Lease Financing Receivables	105	—	105
Consumer and Other	42	—	42
Total	$21,048	$8,352	$29,400

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following table presents loans on nonaccrual status as of December 31, 2025.

December 31, 2025	Nonaccrual loans with a related ACL	Nonaccrual loans without a related ACL	Total Nonaccrual loans
Commercial & Agriculture	$6,312	$4,042	$10,354
Commercial Real Estate:
Owner Occupied	53	2,778	2,831
Non-Owner Occupied	8,469	624	9,093
Residential Real Estate	6,202	1,535	7,737
Real Estate Construction	—	—	-
Farm Real Estate	98	377	475
Lease Financing Receivables	291	—	291
Consumer and Other	53	—	53
Total	$21,478	$9,356	$30,834

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

Modifications to Borrowers Experiencing Financial Difficulty: There were two loans modified to a borrower experiencing financial difficulty during the three months ended March 31, 2026. There were no loans modified to borrowers experiencing financial difficulty during the three months ended March 31, 2025. The allowance for credit losses incorporates an estimate of lifetime expected credit losses and is recorded on each loan upon loan origination or acquisition. The starting point for the estimate of the allowance for credit losses is historical loss information, which includes losses from modifications of loans to borrowers experiencing financial difficulty. The Company uses probability of default/loss given default, discounted cash flows or remaining life method to determine the allowance for credit losses. An assessment of whether a borrower is experiencing financial difficulty is made on the date of a modification. Because the effect of most modifications made to borrowers experiencing financial difficulty is already included in the allowance for credit losses because of the measurement methodologies used to estimate the allowance, a change to the allowance for credit losses is generally not recorded upon modification.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following table shows the amortized cost basis at the end of the reporting period of the loans modified to borrowers experiencing financial difficulty, disaggregated by loan category and type of modification granted during the three months ended March 31, 2026. The percentage of the amortized cost basis of loans that were modified to borrowers experiencing financial difficulty as compared to the amortized cost basis of each class of loan category is also presented below:

Loans Modifications Made to Borrowers Experiencing Financial Difficulty
Three Months Ended March 31, 2026
(Dollars in Thousands)
Term Extension
Loan Type	Amortized Cost Basis	Percent of total loans by category
Commercial & Agriculture	$—	—
Commercial Real Estate:
Owner Occupied	—	—
Non-Owner Occupied	—	—
Residential Real Estate	—	—
Real Estate Construction	—	—
Farm Real Estate	—	—
Lease Financing Receivables	527	1.61%
Consumer and Other	—	—
Total Loan Modifications	$527

The following table describes the financial effect of the modifications made to borrowers experiencing financial difficulty as of March 31, 2026.

March 31, 2026	Term Extension
Loan Type	Financial Effect
Commercial & Agriculture
Commercial Real Estate:
Owner Occupied
Non-Owner Occupied
Residential Real Estate
Real Estate Construction
Farm Real Estate
Lease Financing Receivables	- 24 month term extension
Consumer and Other

There were no financial effects of the modifications to borrowers experiencing financial difficulty as of March 31, 2025.

Upon the Company's determination that a modified loan (or a portion of a loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is written off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount. The Company closely monitors the performance of the loans that were modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. There were no modified loans that had a payment default during the three months ended March 31, 2026 and March 31, 2025, and were modified during the twelve months prior to that default to borrowers experiencing financial difficulty.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following table presents the payment status of the loans that were modified to borrowers experiencing financial difficulties in the last twelve months ended March 31, 2026.

March 31, 2026	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Non-Accrual
Commercial & Agriculture	$—	$—	$—	$—	$5,867	$5,856
Commercial Real Estate:
Owner Occupied	—	—	—	—	—	—
Non-Owner Occupied	—	—	—	—	—	—
Residential Real Estate	—	—	—	—	1,020	1,020
Real Estate Construction	—	—	—	—	—	—
Farm Real Estate	—	—	—	—	—	—
Lease Financing Receivables	—	—	—	—	527	—
Consumer and Other	—	—	—	—	—	—
Total	$—	$—	$—	$—	$7,414	$6,876

There were no loans to present the payment status for that were modified to borrowers experiencing difficulties for the last twelve months ended March 31, 2025.

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

The following tables present the amortized cost basis of collateral dependent loans, which are individually evaluated to determine expected credit losses, and the related allowance for credit losses allocated to these loans as of March 31, 2026 and December 31, 2025.

March 31, 2026	Real Estate	Other	Allowance for Credit Losses
Commercial & Agriculture	$—	$2,653	$259
Commercial Real Estate:
Owner Occupied	1,440	—	—
Non-Owner Occupied	8,496	—	3,000
Residential Real Estate	1,945	—	—
Real Estate Construction	—	—	—
Farm Real Estate	365	—	—
Lease Financing Receivables	—	—	—
Consumer and Other	—	—	—
Total	$12,246	$2,653	$3,259

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

Foreclosed Assets Held For Sale

Foreclosed assets acquired in settlement of loans are carried at fair value less estimated costs to sell and are included in Other assets on the Consolidated Balance Sheets. As of March 31, 2026 and December 31, 2025, there were no foreclosed assets included in other assets. As of March 31, 2026 and December 31, 2025, the Company had initiated formal foreclosure procedures on $1,028 and $1,228, respectively, of Residential Real Estate loans.

Allowance for Credit Losses on Off-Balance-Sheet Credit Exposures

The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk from a contractual obligation to extend credit, such as a loan commitment, credit line, letter of credit, or overdraft protection. The allowance for credit losses on off-balance sheet credit exposures is recorded within Accrued expenses and other liabilities on the Consolidated Balance Sheets with adjustments recorded in Provision for credit losses on the Consolidated Statements of Operations. The estimated credit loss includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. The estimate of expected credit loss is based on the historical loss rate for the loan class in which the loan commitments would be classified if funded.

The following table lists the allowance for credit losses on off-balance sheet credit exposures as of the three months ended March 31, 2026 and March 31, 2025:

	Three Months Ended
	March 31,
	2026	2025
Beginning of Period	$3,236	3,380
Provision for	139	319
End of Period	$3,375	$3,699

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

(6) Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in each component of accumulated other comprehensive income (loss), net of tax for the three month periods ended March 31, 2026 and March 31, 2025.

	For the Three-Month Period Ended				For the Three-Month Period Ended
	March 31, 2026(a)				March 31, 2025(a)
	Unrealized Gains (Losses) on Available-for- Sale Securities (a)	Defined Benefit Pension Items (a)	Cashflow Hedge (a)	Total (a)	Unrealized Gains (Losses) on Available-for- Sale Securities (a)	Defined Benefit Pension Items (a)	Total (a)
Beginning balance	$(35,522)	$(4,735)	$(58)	$(40,315)	$(48,851)	$(4,506)	$(53,357)
Other comprehensive gain (loss) before reclassifications	(3,121)	—	232	(2,889)	1,196	212	1,408
Ending balance	$(38,643)	$(4,735)	$174	$(43,204)	$(47,655)	$(4,294)	$(51,949)

(a) Amounts in parentheses indicate debits on the Consolidated Balance Sheets.

There were no amounts reclassified out of any component of accumulated other comprehensive income (loss) for the three month periods ended March 31, 2026 and March 31, 2025.

(7) Goodwill and Intangible Assets

The carrying amount of goodwill was $130,438 at both March 31, 2026 and December 31, 2025.

Acquired intangible assets, other than goodwill, as of March 31, 2026 and December 31, 2025 were as follows:

	March 31, 2026			December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangible assets:
Core deposit intangibles	$19,643	$9,922	$9,721	19,643	9,226	$10,417
Total core deposit intangible assets	$19,643	$9,922	$9,721	$19,643	$9,226	$10,417

Aggregate core deposit intangible amortization expense was $696 and $332 for the three months ended March 31, 2026 and 2025, respectively.

Activity for mortgage servicing rights ("MSRs") for the three months ended March 31, 2026 and March 31, 2025 was as follows:

	Three Months Ended March 31,
	2026	2025
Mortgage Servicing Rights:
Balance at Beginning of Period	$2,683	$2,877
Additions	13	24
Additions from acquisition	—	—
Disposals	—	—
Amortized to expense	(81)	(69)
Other charges	—	—
Change in valuation allowance	—	—
Balance at End of Period	$2,615	$2,832

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

There was no valuation allowance for the three months ended March 31, 2026 and March 31, 2025.

Estimated amortization expense for each of the next five years and thereafter is as follows:

	MSRs	Core deposit intangibles	Total
2026(1)	$115	$2,015	$2,130
2027	152	2,395	2,547
2028	147	1,923	2,070
2029	145	1,218	1,363
2030	144	944	1,088
Thereafter	1,912	1,226	3,138
	$2,615	$9,721	$12,336

(1) 2026 includes nine months of amortization expense for the period from April 1, 2026 through December 31, 2026.

(8) Short-Term and Other Borrowings

Short-term borrowings, which consist of federal funds purchased and short-term FHLB advances, are summarized as follows:

	March 31, 2026	December 31, 2025
	Short-term Borrowings	Short-term Borrowings
Fed Funds Purchased	$—	$—
FHLB Advances:
Single maturity fixed rate advances	$100,000	$100,000
Interest rate on balance	3.82%	3.81%
Overnight advances	$—	$75,000
Interest rate on balance	—	3.81%
Total Short-term FHLB Advances	$100,000	$175,000

The single maturity fixed rate advances consisted of one advance that matures on May 18, 2026.

	Three Months Ended March 31,
	2026	2025
	Short-term Borrowings	Short-term Borrowings
Maximum indebtedness	$270,500	$394,000
Rate	3.71%	4.42%
End of period balance	$100,000	$360,000
Rate	3.82%	4.42%
Average balance	$148,656	$355,589
Rate	3.77%	4.42%

Average balance during the period represents daily averages. Average rate paid represents interest expense divided by the related average balances.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following table summarizes the Company's subordinated debentures at March 31, 2026 and December 31, 2025.

	March 31, 2026	December 31, 2025
	Subordinated Debentures	Subordinated Debentures
Subordinated Debentures:
First Citizens Statutory Trust II	$7,732	$7,732
First Citizens Statutory Trust III	12,887	12,887
First Citizens Statutory Trust IV	5,155	5,155
Futura TPF Trust I	2,578	2,578
Futura TPF Trust II	1,997	1,997
Long-Term Subordinated Debentures, net of unamortized debt issuance costs	73,927	73,885
Total Subordinated Debentures	$104,276	$104,234

Other borrowings, which consist of secured borrowings from other institutions for the right to participate in the future payments of specific leases originated by the CLF division of Civista, totaled $3,594 and $4,090 at March 31, 2026 and December 31, 2025, respectively. The weighted average rate on these borrowings was 8.31% and 8.22% at March 31, 2026 and December 31, 2025, respectively. The weighted average life was 22 months and 23 months at March 31, 2026 and December 31, 2025, respectively.

(9) Earnings per Common Share

The Company has granted restricted stock awards with non-forfeitable rights (with respect to dividends), which are considered participating securities. Accordingly, earnings per common share are computed using the two-class method as required by ASC 260-10-45. Basic earnings per common share are computed as net income available to common shareholders divided by the weighted average number of common shares outstanding during the period, which excludes the participating securities. Diluted earnings per common share include the dilutive effect, if any, of additional potential common shares issuable under the Company’s equity incentive plan, computed using the treasury stock method. The Company had no dilutive securities for the three months ended March 31, 2026 and March 31, 2025.

	Three Months Ended
	March 31,
	2026	2025
Basic
Net income	$14,989	$10,168
Less allocation of earnings and dividends to participating securities	28	44
Net income available to common shareholders—basic	$14,961	$10,124
Weighted average common shares outstanding	20,745,499	15,488,813
Less average participating securities	39,169	66,711
Weighted average number of shares outstanding used in the calculation of basic earnings per common share	20,706,330	15,422,102
Earnings per common share:
Basic	$0.72	$0.66
Diluted	0.72	0.66

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

(10) Commitments, Contingencies and Off-Balance Sheet Risk

Some financial instruments, such as loan commitments, credit lines, letters of credit and overdraft protection, are issued to meet customers’ financing needs. These are agreements to provide credit or to support the credit of others, as long as the conditions established in the contract are met, and usually have expiration dates. Commitments may expire without being used. Off-balance-sheet risk of credit loss exists up to the face amount of these instruments, although material losses are not anticipated. The same credit policies are used to make such commitments as are used for loans, including obtaining collateral at exercise of commitment. The contractual amounts of financial instruments with off-balance-sheet risk were as follows at March 31, 2026 and December 31, 2025:

	Contract Amount
	March 31, 2026		December 31, 2025
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitment to extend credit:
Lines of credit and construction loans	$38,940	$669,101	$34,580	$652,725
Overdraft protection	10	45,654	10	51,961
Letters of credit	16	77	16	82
Total	$38,966	$714,832	$34,606	$704,768

Commitments to make loans are generally made for a period of one year or less. Fixed rate loan commitments included in the table above had interest rates ranging from 3.10% to 7.8% at March 31, 2026 and from 3.1% to 8.0% at December 31, 2025. Maturities extend up to 30 years.

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

Net periodic pension cost was as follows:

	Three Months Ended
	March 31,
	2026	2025
Service cost	$—	$—
Interest cost	94	96
Expected return on plan assets	(108)	(116)
Other components	—	—
Net periodic pension benefit	$(14)	$(20)

The Company does not expect to make any contribution to its pension plan in 2026. The Company made no contribution to its pension plan in 2025.

(12) Equity Incentive Plan

At the Company’s 2014 annual meeting, the shareholders adopted the Company’s 2014 Incentive Plan (“2014 Incentive Plan”). The 2014 Incentive Plan authorized the Company to grant options, stock awards, stock units and other awards for up to 375,000 common shares of the Company. The 2014 Incentive Plan expired in accordance with its terms on April 16, 2024, and no further awards may be granted under the 2014 Incentive Plan after April 16, 2024. On February 20, 2024, the Company's Board of Directors adopted the Civista Bancshares, Inc. 2024 Incentive Plan (the "2024 Incentive Plan"), which was subsequently approved by the shareholders of the Company at the Annual Meeting of Shareholders held on April 16, 2024. The 2024 Incentive Plan authorizes the Company to grant options, stock awards, stock units and other awards for up to 450,000 common shares of the Company. There were 340,377 shares available for grants under the 2024 Incentive Plan at March 31, 2026.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

No options were granted under the 2024 Incentive Plan during the three months ended March 31, 2026 and March 31, 2025.

In each of the past several years, the Board of Directors has awarded restricted common shares to senior officers of the Company. The restricted shares vest ratably over a three-year or five-year period following the grant date. Once an employee attains the stated retirement age of 62, any granted and/or unvested restricted shares becomes immediately vested per the plan. The product of the number of restricted shares granted and the grant date market price of the Company’s common shares determines the fair value of restricted shares awarded under the Company’s incentive plans. Management recognizes compensation expense for the fair value of restricted shares on a straight-line basis over the requisite service period for the entire award.

The Company classifies share-based compensation for employees with “Compensation expense” in the Consolidated Statements of Operations.

The following is a summary of the Company’s outstanding restricted common shares and changes therein for the three months ended March 31, 2026:

	Three Months Ended
	March 31, 2026
	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Nonvested at beginning of period	90,155	$19.72
Granted	51,378	24.87
Vested	(62,527)	20.92
Forfeited	—	—
Nonvested at end of period	79,006	$22.12

The following is a summary of the status of the Company’s outstanding restricted common shares as of March 31, 2026:

At March 31, 2026
Date of Award	Shares	Remaining Expense	Remaining Vesting Period (Years)
March 3, 2022	1,467	27	0.75
March 14, 2023	4,373	87	1.75
March 12, 2024	10,931	158	2.75
March 12, 2024	2,586	28	0.75
September 9, 2024	858	10	1.50
March 11, 2025	13,002	258	3.75
March 11, 2025	7,269	135	1.75
March 13, 2026	15,317	373	5.00
March 13, 2026	23,203	556	3.00
	79,006	1,632	3.16

The Company recorded $719 and $155 of share-based compensation expense during the three months ended March 31, 2026 and March 31, 2025, respectively. At March 31, 2026, the total compensation cost related to unvested awards not yet recognized was $1,632, which was expected to be recognized over the weighted average remaining life of the grants of 3.16 years.

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

Assets and liabilities measured at fair value are summarized in the tables below.

	Fair Value Measurements at March 31, 2026 Using:
	(Level 1)	(Level 2)	(Level 3)
Assets measured at fair value on a recurring basis:
Securities available-for-sale
U.S. Treasury securities	$32,475	$—	$—
Obligations of U.S. Government agencies	—	25,079	$—
Obligations of states and political subdivisions	—	317,366	—
Mortgage-backed securities in government sponsored entities	—	304,817	—
Total securities available-for-sale	32,475	$647,262	—
Equity securities	—	2,725	—
Swap asset	—	2,716	—
Liabilities measured at fair value on a recurring basis:
Swap liability	$—	$5,853	$—
Assets measured at fair value on a nonrecurring basis:
Collateral-dependent loans	$—	$—	$11,640

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

	Fair Value Measurements at December 31, 2025 Using:
	(Level 1)	(Level 2)	(Level 3)
Assets measured at fair value on a recurring basis:
Securities available-for-sale
U.S. Treasury securities	$33,902	$—	$—
Obligations of U.S. Government agencies	—	27,115	—
Obligations of states and political subdivisions	—	324,798	—
Mortgage-backed securities in government sponsored entities	—	296,093	—
Total securities available-for-sale	33,902	648,006	—
Equity securities	—	2,692	—
Swap asset	—	3,494	—
Liabilities measured at fair value on a recurring basis:
Swap liability	$—	$5,748	$—
Assets measured at fair value on a nonrecurring basis:
Collateral-dependent loans	$—	$—	$13,140

The following tables present quantitative information about the Level 3 significant unobservable inputs for assets and liabilities measured at fair value on a nonrecurring basis at March 31, 2026 and December 31, 2025.

	Quantitative Information about Level 3 Fair Value Measurements
March 31, 2026	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
Collateral-dependent loans	$11,640	Appraisals which utilize sales comparison, net income and cost approach	Discounts for collection issues and changes in market conditions	10 - 61%	44%

	Quantitative Information about Level 3 Fair Value Measurements
December 31, 2025	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
Collateral-dependent loans	$13,140	Appraisals which utilize sales comparison, net income and cost approach	Discounts for collection issues and changes in market conditions	10 - 61%	42%

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

The carrying amounts of cash and cash equivalents, accrued interest receivable, short-term FHLB advances and accrued interest payable, as a result of their short-term nature, are considered to be equal to fair value and are classified as Level 1.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The carrying amounts of investments in time deposits are based on commitments per the contractual agreement and are classified as Level 2.

The carrying amount of other securities, which consist of FHLB and other bank stock, approximates fair value as the stock is nonmarketable and has restrictions placed on its transferability and are classified as Level 2.

The fair value of loans held for sale is based on commitments on hand from investors or prevailing market prices and are classified as Level 2.

The Company uses an exit price income approach to determine the fair value of the loan and lease portfolio. The model utilizes a discounted cash flow approach to estimate the fair value of the loans using assumptions for the coupon rates, remaining maturities, prepayment speeds, projected default probabilities, losses given defaults, and estimates of prevailing discount rates. The discounted cash flow approach models the credit losses directly in the projected cash flows. The model applies various assumptions regarding credit, interest, and prepayment risks for the loans based on loan types, payment types and fixed or variable classifications. For all periods presented, the estimated fair value of individually analyzed loans is based on the fair value of the collateral, less estimated cost to sell, or the present value of the loan’s expected future cash flows (discounted at the loan’s effective interest rate). All loans and leases are classified as Level 3 within the valuation hierarchy.

The fair values of noninterest-bearing deposits, which consist of non-interest bearing deposits, savings, NOW, and money market accounts, are considered equal to the amount payable on demand at the reporting date (i.e., carrying value) and are classified as Level 1. Fair values of time deposits are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits resulting in a Level 3 classification.

The fair values of subordinated debentures are estimated using a discounted cash flow calculation that applies interest rates currently being offered on subordinated debentures to the schedule of maturities on the subordinated debt tranches resulting in a Level 3 classification.

FHLB advances with maturities greater than 90 days and other borrowings are valued based on a discounted cash flow analysis, using interest rates currently being quoted for similar characteristics and maturities resulting in a Level 3 classification.

The carrying amount and fair value of financial instruments carried at amortized cost were as follows:

March 31, 2026	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from financial institutions	$83,525	$83,525	$83,525	$—	$—
Investments in time deposits	2,880	2,880	—	2,880	—
Other securities	25,144	25,144	—	25,144	—
Loans, held for sale	6,940	6,940	—	6,940	—
Loans and leases, net of allowance	3,189,131	3,112,683	—	—	3,112,683
Accrued interest receivable	14,777	14,777	14,777	—	—
Financial Liabilities:
Nonmaturing deposits	2,416,467	2,416,467	2,416,467	—	—
Time deposits	1,085,423	1,086,508	—	—	1,086,508
Short-term FHLB advances	100,000	100,000	100,000	—	—
Long-term FHLB advances	739	723	—	—	723
Subordinated debentures	104,276	102,208	—	—	102,208
Other borrowings	3,594	3,594	—	—	3,594
Accrued interest payable	4,914	4,914	4,914	—	—

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

December 31, 2025	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from financial institutions	$77,320	$77,320	$77,320	$—	$—
Investments in time deposits	1,165	1,165	—	1,165	—
Other securities	25,942	25,942	—	25,942	—
Loans, held for sale	7,180	7,180	—	7,180	—
Loans and leases, net of allowance	3,228,026	3,134,413	—	—	3,134,413
Accrued interest receivable	14,436	14,436	14,436	—	—
Financial Liabilities:
Nonmaturing deposits	2,339,170	2,339,170	2,339,170	—	—
Time deposits	1,127,294	1,129,549	—	—	1,129,549
Short-term FHLB advances	175,000	175,000	175,000	—	—
Long-term FHLB advances	855	838	—	—	838
Subordinated debentures	104,234	102,843	—	—	102,843
Other borrowings	4,090	4,090	—	—	4,090
Accrued interest payable	5,393	5,393	5,393	—	—

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

Interest Rate Swaps Designated as Cash Flow Hedges

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

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

An interest rate swap with a notional amount totaling $100.0 million as of March 31, 2026 was designated as a cash flow hedge to manage the risk of variability in cash flows (future interest payments) attributable to changes in the contractually specified benchmark interest rate on the Company's short-term fixed rate FHLB advances. The gross aggregate fair value of the swap was $223 and is recorded in Swap assets in the Consolidated Balance Sheets at March 31, 2026, with changes recorded in Other comprehensive income (loss). Amounts reported in Accumulated other comprehensive income related to this derivative will be reclassified to interest expense as interest payments are paid on the Company's short-term fixed rate FHLB advances. The hedge was executed to pay fixed and receive variable rate cash flows. The hedge was determined to be effective during the period and the Company expects the hedge to remain effective during the remaining term of the swap. A summary of the interest rate swap designated as a cash flow hedge is presented below (dollars in thousands):

	March 31, 2026	December 31 2025
Notational amount Cash Flow Hedge	$100,000	$100,000
Weighted average fixed pay rates	3.408%	3.408%
Weighted average variable SOFR receive rates	3.66%	3.69%
Weighted average remaining maturity (in years)	0.9	1.2
Fair Value	$223	$(74)

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

The Company presents non-designated derivative positions gross on the Consolidated Balance Sheets for customers and net for financial institution counterparty positions subject to master netting arrangements. The fair value on the asset side was reduced by the margin call adjustment per the Company's netting arrangement in the amounts of $3,360 and $2,180 as of March 31, 2026 and December 31, 2025, respectively.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following table reflects the derivative instruments not designated as hedging instruments recorded on the Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025:

	March 31, 2026		December 31, 2025
	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in Swap assets:
Interest rate swaps with loan customers in an asset position	$111,766	$2,053	$114,463	$2,792
Counterparty positions with financial institutions in an asset position	239,831	3,800	244,495	2,882
Total before netting adjustments		5,853		5,674
Netting adjustments - cash collateral posted by counterparties*		(3,360)		(2,180)
Total Swap assets		$2,493		$3,494
Included in Swap liabilities:
Interest rate swaps with loan customers in a liability position	$128,065	$5,853	$130,032	$5,674
Counterparty positions with financial institutions in a liability position	—	—	—	—
Total before netting adjustments		5,853		5,674
Netting adjustments - cash collateral posted to counterparties**		—		—
Total Swap liabilities		$5,853		$5,674
*Cash collateral posted by counterparties represents the obligation to return cash collateral received from counterparties.
**Cash collateral posted to counterparties represents the right to reclaim cash collateral that was paid to counterparties.
Gross notional positions with customers	$239,831		$244,495
Gross notional positions with financial institution counterparties	$239,831		$244,495

The Company monitors and controls these derivative products with a comprehensive Board of Director approved commercial loan swap policy. Transactions must be approved in advance by the Lenders Loan Committee or the Board of Directors. The Company classifies changes in fair value of derivative instruments not designated as hedging instruments in Other noninterest income in the Consolidated Statements of Operation. There was no gain or loss recognized on derivative instruments not designated as hedging instruments for the period ended March 31, 2026 or the period ended March 31, 2025.

At March 31, 2026 and December 31, 2025, the Company did not have any cash or securities pledged for collateral on its interest rate swaps with third party financial institutions. Cash pledged for collateral on interest rate swaps is classified as restricted cash on the Consolidated Balance Sheets.

(15) Qualified Affordable Housing Project Investments

The Company invests in certain qualified affordable housing projects. At March 31, 2026 and December 31, 2025, the balance of the Company's investments in qualified affordable housing projects was $16,014 and $16,386, respectively. These balances are reflected in the Other assets line on the Consolidated Balance Sheets. The unfunded commitments related to the investments in qualified affordable housing projects totaled $4,617 and $5,113 at March 31, 2026 and December 31, 2025, respectively. These balances are reflected in the Accrued expenses and other liabilities line on the Consolidated Balance Sheets.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

During the three months ended March 31, 2026 and 2025, the Company recognized amortization expense with respect to its investments in qualified affordable housing projects of $371 and $350, respectively, offset by tax credits and other benefits from its investments in affordable housing tax credits of $456 and $416 respectively. During the three months ended March 31, 2026 and 2025, the Company did not incur any impairment losses related to its investments in qualified affordable housing projects.

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

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three months ended March 31, 2026 and 2025.

	Three Months Ended
	March 31,
	2026	2025
Noninterest Income
In-scope of Topic 606:
Service charges	$1,714	$1,524
ATM/Interchange fees	1,386	1,326
Wealth management fees	1,433	1,340
Other	282	605
Noninterest Income (in-scope of Topic 606)	4,815	4,795
Noninterest Income (out-of-scope of Topic 606)	4,616	3,065
Total Noninterest Income	$9,431	$7,860

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

The balance sheet information related to our operating leases were as follows as of March 31, 2026 and December 31, 2025:

	Classification on the Consolidated Balance Sheet	March 31, 2026	December 31, 2025
Assets:
Operating lease	Other assets	$2,221	$2,387
Liabilities:
Operating lease	Accrued expenses and other liabilities	$2,221	$2,387

The cost components of our operating leases were as follows for the three months ended March 31, 2026 and March 31, 2025:

	Three Months Ended
	March 31,
	2026	2025
Lease cost
Operating lease cost	$207	$205
Short-term lease cost	12	33
Sublease income	(5)	(5)
Total lease cost	$214	$233

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

Maturities of our lease liabilities for all operating leases for each of the next five years and thereafter is as follows:

2026 (1)	$566
2027	740
2028	583
2029	395
2030	78
Thereafter	—
Total lease payments	$2,362
Less: Imputed Interest	141
Present value of lease liabilities	$2,221

(1) 2026 includes lease payments from April 1, 2026 through December 31, 2026.

The weighted average remaining lease terms and discount rates for all of our operating leases were as follows as of March 31, 2026:

Weighted-average remaining lease term-operating leases (years)	3.26
Weighted-average discount rate-operating leases	3.88%

The Company is the lessor of equipment under operating leases to a wide variety of customers, from commercial and industrial to government and healthcare. The operating lease assets are presented on the Consolidated Balance Sheets as Premises and equipment. The Company records lease revenue over the term of the lease and retains ownership of the related assets which are depreciated over the estimated useful life, normally two to six years.

The Company also leases equipment to customers under direct financing leases. At the inception of each lease, the lease receivables, together with the present value of the estimated unguaranteed residual values, are presented on the Consolidated Balance Sheets as Loans. The excess of the lease receivables and residual values over the cost of the equipment is recorded as unearned lease income and will be recognized over the lease term, normally two to six years as well.

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

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

NOTE 19 - ACQUISITIONS

At the close of business on November 6, 2025 ("Acquisition Date"), the Company completed its acquisition of FSB for aggregate stock and cash consideration of approximately $66,758, through a merger transaction accounted for as a business combination under ASC 805, Business Combinations. As a result of the FSB acquisition, CBI issued 1,434,473 common shares and paid approximately $35,544 in cash to the former shareholders of FSB. The Company and FSB had first announced that they had entered into an agreement to merge in July of 2025. Upon the closing of the merger, FSB was merged with and into Civista.

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

The acquisition resulted in the recognition of goodwill, which represents the excess of the purchase consideration over the fair value of net assets acquired. Goodwill arising from the transaction is primarily attributable to expected costs synergies, enhanced market presence, and future growth opportunities. The goodwill recognized is not deductible for federal income tax purposes but is evaluated for impairment, at least annually.

Loans acquired in the FSB acquisition were recorded at their fair value as of November 6, 2025, in accordance with ASC 805 and the Company's accounting policies.

The unpaid principal balance of loans acquired from FSB was $110.2 million at the Acquisition Date. Based on a third-party valuation, the loans were recorded at an estimated fair value of $104.2 million, which reflects credit, interest rate, liquidity, and other market-based valuation factors. The difference between the unpaid principal balance and fair value of approximately $6.0 million is primarily the non-credit purchase discount of $4.0 million that will be accreted into interest income over the average life of the portfolio using the level yield method and the $2.0 million addition to the ACL related to the acquired FSB loan portfolio. The amount of accretion recognized from the FSB acquisition life-to-date was $813 as of March 31, 2026, representing $477 in the first quarter of 2026 and $336 in the fourth quarter of 2025.

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

Subsequent changes in expected credit losses for the acquired loans are estimated as part of the total loan portfolio and will be recognized through the provision for credit losses in the Company's Consolidated Statements of Operations.

Core deposit intangibles are amortized over the expected useful lives, which was determined to be eight years using the sum-of-years-digits method. The net carrying amount of the core deposit intangible at March 31, 2026 was $6,329. The amount of amortization expense recognized on the FSB core deposit intangibles life-to-date was $646 as of March 31, 2026, representing $388 in the first quarter of 2026 and $258 in the fourth quarter of 2025.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

As of March 31, 2026, the estimated future amortization expense for the core deposit intangible is as follows:

Core deposit intangibles
2026 (1)	$1,130
2027	1,324
2028	1,130
2029	936
2030	743
Thereafter	1,066
$6,329

(1) 2026 includes nine months of amortization expense for the period from April 1, 2026 through December 31, 2026.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition for FSB.

Cash paid		$35,544
Common shares issued (1,434,473 shares)		31,214
Total		$66,758

Net assets acquired:
Cash and due from financial institutions	$185,018
Loans, net	104,200
Other securities	259
Premises and equipment	1,993
Accrued interest receivable	440
Core deposit intangible	6,975
Deferred taxes	(514)
Other assets	392
Time deposits	(112,174)
Noninterest-bearing deposits	(33,846)
Interest-bearing deposits	(90,076)
Other liabilities	(827)
		61,840
Goodwill resulting from the FSB acquisition		$4,918

The FSB acquisition did not have a material impact on the Company's capital ratios. Integration activities, including the core conversion of FSB into CBI, have been completed in the first quarter of 2026. The Company has incurred approximately $4,500 in acquisition related expenses life-to-date as of March 31, 2026, with $4,100 being expensed in 2025 and $400 in the first quarter of 2026, that are included in Other operating expenses in the Consolidated Statements of Operations.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion reviews the consolidated financial condition of the Company at March 31, 2026 compared to December 31, 2025, and the consolidated results of operations for the three months ended March 31, 2026, compared to the same period in 2025. This discussion should be read in conjunction with the Unaudited Consolidated Financial Statements and Notes included in this Quarterly Report on Form 10-Q.

Forward-Looking Statements

This Quarterly Report on Form 10-Q may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995, relating to such matters as financial condition, anticipated operating results, cash flows, business line results, credit quality expectations, prospects for new lines of business, economic trends (including interest rates) and similar matters. Forward-looking statements reflect our expectations, estimates or projections concerning future results or events. These statements are generally identified by the use of forward-looking words or phrases such as “believe,” “belief,” “expect,” “anticipate,” “may,” “could,” “intend,” “intent,” “estimate,” “plan,” “foresee,” “likely,” “will,” “should” or other similar words or phrases. Forward-looking statements are not guarantees of performance and are inherently subject to known and unknown risks, uncertainties and assumptions that are difficult to predict and could cause our actual results, performance or achievements to differ materially from those expressed in or implied by the forward-looking statements. Such forward-looking statements could include, but are not limited to:

•
current and future economic and financial market conditions, including the effects of inflation, recession, unemployment, supply chain issues or labor shortages, changes in interest rates, fiscal and monetary policy, government shutdowns, an increasing federal government budget deficit, slowing gross domestic product, potential or imposed tariffs, a U.S. withdrawal from or significant renegotiation of trade agreements, trade wars and other changes in trade regulations, and other factors beyond our control, any of which may result in adverse impacts on our deposit levels and composition, the quality of investment securities available for purchase, demand for loans, the ability of our borrowers to repay their loans, and the value of the collateral securing loans made by Civista;
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

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

•
risks related to the recent FSB Merger, including, without limitation, that we may be unable to integrate the business of Civista and FSB successfully or realize the anticipated benefits of the FSB Merger or that the synergies attributable to the FSB Merger may vary from expectations;
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
•
the impact on our businesses, and the risks described above, of various domestic or international widespread natural or other disasters including severe weather events, pandemics, cybersecurity attacks, system failures, civil unrest, military or terrorist activities or international conflicts, including Russia’s ongoing war on Ukraine and the conflicts in Iran (and the resulting disruptions in oil, energy and other commodity markets and supply chains, which can affect our earnings and capital as well as the ability of our customers to repay loans;
•
our ability to anticipate and successfully keep pace with technological changes affecting the financial services industry; and
•
other risks identified from time-to-time in the Company’s other public documents on file with the SEC, including those risks identified in “Item 1A. Risk Factors” of Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

The Company does not undertake, and specifically disclaims, any obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect occurrence of anticipated or unanticipated events or circumstances after the date of such statements, except as required by law.

Acquisition of The Farmers Savings Bank ("FSB")

At the close of business on November 6, 2025, Civista closed its previously announced acquisition of FSB. The acquisition added approximately $268.1 million of total assets, $106.2 million of total loans and leases, $236.1 million of total deposits, and two branches. The 2025 results reflect inclusion of FSB since November 7, 2025.

Upon the closing of the acquisition, FSB was merged with and into Civista Bank. In addition, the management and organization structure was updated to reflect the combined organization. On-boarding of former FSB colleagues and their initial training was completed in the first quarter of 2026. Certain of Civista's products and services have been introduced across the legacy FSB customer base, and customer-facing colleagues are focused on both growing and retaining customers. Technology conversions were completed in mid-February 2026, as scheduled.

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

Financial Condition

Total assets of the Company at March 31, 2026 were $4,298,322 compared to $4,336,453 at December 31, 2025, a decrease of $38,131, or 0.9%. The decline was mainly due to a decrease in net loans of $38,895 and a decrease in securities available-for-sale of $2,171. These decreases were slightly offset by increases in cash and due from financial institutions of $6,205 and investments in time deposits of $1,715. Total liabilities at March 31, 2026 were $3,746,079 compared to $3,792,979 at December 31, 2025, a decrease of $46,900, or 1.2%. The decrease in total liabilities was primarily attributable to a decrease in short-term FHLB advances of $75,000 coupled with a decrease in accrued incentives of $3,571, partially offset by an increase in total deposits of $35,426.

Loans outstanding as of March 31, 2026 and December 31, 2025 were as follows:

	March 31, 2026	December 31, 2025	$ Change	% Change
Commercial & Agriculture	$310,400	$308,692	$1,708	0.6%
Commercial Real Estate—Owner Occupied	390,786	385,547	5,239	1.4%
Commercial Real Estate—Non-Owner Occupied	1,232,781	1,239,017	(6,236)	(0.5%)
Residential Real Estate	943,425	944,328	(903)	(0.1%)
Real Estate Construction	254,254	285,137	(30,883)	(10.8%)
Farm Real Estate	32,700	37,775	(5,075)	(13.4%)
Lease Financing Receivables	32,693	35,103	(2,410)	(6.9%)
Consumer and Other	32,628	34,447	(1,819)	(5.3%)
Total loans	3,229,667	3,270,046	(40,379)	(1.2%)
Allowance for credit losses	(40,536)	(42,020)	1,484	(3.5%)
Net loans	$3,189,131	$3,228,026	$(38,895)	(1.2%)

Loans held for sale decreased $240 since December 31, 2025. The decrease was due to a decrease in average loan balances held for sale. At March 31, 2026, 32 loans totaling $6,940 were held for sale as compared to 27 loans totaling $7,180 at December 31, 2025.

Net loans decreased $38,895, or 1.2%, since December 31, 2025. The decrease at March 31, 2026 was mainly attributed to decreases in Real Estate Construction, Commercial Real Estate - Non-Owner Occupied, and Farm Real Estate, partially offset by increases in Commercial Real Estate - Owner Occupied and Commercial & Agriculture. At March 31, 2026, the loan to deposit ratio was 92.2% compared to 94.3% at December 31, 2025.

During the first three months of 2026, provisions and recoveries made to the allowances for credit losses and off-balance sheet credit exposures resulted in a net credit of $629 to the provision for credit losses, compared to an expense of $1,567 during the same period in 2025. The decrease in the provision for the first three months of 2026 was primarily the result of loan balances decreasing $40,379 for the three months ended March 31, 2026, coupled with an improvement in the historical loss rates in the majority of our loan segments.

Reserves on the Lease Financing Receivables portfolio decreased at March 31, 2026, primarily related to lower balance growth in 2026 as the first quarters are historically a lower origination period for leases. Total delinquencies on Lease Financing Receivables decreased from December 31, 2025 to March 31, 2026. Lease Financing Receivables 30-59 days past due and 60-89 days past due combined decreased from $2,541 to $770, and the balance of 90 days or greater past due also decreased from $454 to $105. Nonaccrual Lease Financing Receivables decreased from $291 at December 31, 2025 to $105 at March 31, 2026.

Net charge-offs for the first three months ended March 31, 2026 totaled $716, compared to net charge-offs of $633 for the same period of 2025. For the first three months ended March 31, 2026, the Company charged off a total of 12 loans and leases, consisting of two Commercial & Agriculture loans totaling $96, four Lease Financing Receivables totaling $210, one Commercial Real Estate - Non-Owner Occupied loan totaling $484, four Consumer and Other loans totaling $13 and one Residential Real Estate loan totaling $3. In addition, during the three months ended March 31, 2026, the Company had recoveries on previously charged-off Commercial & Agriculture loans of $62, Commercial Real Estate - Owner Occupied loans of $2, Commercial Real Estate - Non-Owner Occupied loans

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

of $1, Residential Real Estate loans of $13, Lease Financing Receivables of $4 and Consumer and Other loans of $8. For each loan category, as well as in total, the percentage of net charge-offs to loans was less than one percent. Each of these factors was considered by management as part of the examination of both the level and mix of the allowance by credit type as well as the overall level of the allowance.

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

Loans are generally moved to nonaccrual status when 90 days or more past due or at an earlier date when full collection of principal and interest is in doubt. Total loans 90 days or more past due increased from $4,109 at December 31, 2025 to $10,688 at March 31, 2026; however, this increase can be attributed to one Commercial Real Estate - Non-Owner Occupied loan with a balance of approximately $7,900 that was 30-59 days past due as of December 31, 2025 and became greater than 90 days past due by March 31, 2026, which is why total loans past due did not experience the same trend, decreasing slightly from December 31, 2025 to March 31, 2026. Further, this loan was already moved to nonaccrual as of December 31, 2025 and was individually evaluated for purpose of the December 31, 2025 allowance calculation, resulting in a specific reserve of $3,000. As of March 31, 2026, the loan remains on nonaccrual and continues to be individually evaluated with a $3,000 specific reserve. This is why nonaccrual loans did not move consistently with the increase in 90 days or more past due, decreasing slightly from $30,384 at December 31, 2025 to $29,400 at March 31, 2026. This is also why the increase in 90 days or more past due did not result in an increase to our estimate allowance, because the related risk was already accounted for with the $3,000 specific reserve included in both the December 31, 2025 and March 31, 2026 allowance for credit loss estimate. Loans, or portions thereof, are charged-off when deemed uncollectible. The allowance for credit losses as a percent of total loans was 1.26% at March 31, 2026 and 1.28% at December 31, 2025.

Cash and due from financial institutions increased by $6,205, from $77,320 at December 31, 2025 to $83,525 at March 31, 2026. The increase is mainly due to an increase in overnight investments at the Federal Reserve.

The available-for-sale securities portfolio decreased by $2,171, from $681,908 at December 31, 2025 to $679,737 at March 31, 2026. Management continually evaluates our securities portfolio in response to established asset/liability management objectives, changing market conditions that could affect profitability, and the level of interest rate risk to which the Company is exposed. These evaluations may cause the Company to change the level of funds it deploys into investment securities and change the composition of its investment securities portfolio. As of March 31, 2026, the Company was in compliance with all pledging requirements.

Premises and equipment, net, decreased $1,556 from December 31, 2025 to March 31, 2026. The decrease was mainly the result of depreciation expenses of $1,902 coupled with maturing operating leases, partially offset by purchases. The depreciation expense was mainly attributable to leasing operations as operating leases matured. Since mid-2024, new lease originations have primarily consisted of finance leases which are recorded in Loans on the Consolidated Balance Sheets.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Total deposits as of March 31, 2026 and December 31, 2025 were as follows:

	March 31, 2026	December 31, 2025	$ Change	% Change
Noninterest-bearing demand	$703,778	$702,032	$1,746	0.2%
Interest-bearing demand	419,295	400,403	18,892	4.7%
Savings and money market	1,291,253	1,234,593	56,660	4.6%
Time deposits	710,423	727,294	(16,871)	(2.3%)
Brokered deposits	377,141	402,142	(25,001)	(6.2%)
Total Deposits	$3,501,890	$3,466,464	$35,426	1.0%

The Company had approximately $636,183 and $647,472 of uninsured deposits as of March 31, 2026 and December 31, 2025, respectively. Uninsured deposit amounts are estimated based on the portions of customer account balances that exceed the FDIC insurance limit of $250.

Total deposits at March 31, 2026 increased $35,426 from December 31, 2025. Noninterest-bearing deposits, interest-bearing demand deposits, and savings and money market accounts increased $1,746, $18,892, and $56,660, respectively, from December 31, 2025, while time deposits and brokered deposits decreased $16,871 and $25,001, respectively, from December 31, 2025. The increase in interest-bearing demand deposits was primarily due to an $18,568 increase in interest-bearing public fund accounts and a $4,987 increase in business interest-bearing demand deposits, slightly offset by decreases of $4,589 and $2,795 in jumbo demand deposits and retail interest-bearing demand deposits, respectively. The increase in savings and money markets was due to increases of $27,030, $13,308, $8,814, $6,130, and $4,222 in business money market deposits, public fund money market accounts, Insured Cash Sweep (ICS) money market deposits, retail money market accounts, and statement savings, respectively. The $16,871 decrease in time deposits was due to a decrease of $15,378 in jumbo time deposits. Brokered deposits decreased $25,001 as the Company continues its strategy to reduce brokered deposits and replace them with core deposits. The year-to-date average balance of total deposits increased $251,868, compared to the average balance for the same period in 2025, mainly due to increases of $150,746, $76,467, and $24,655 in the average balance of time deposits, demand and savings deposits, and noninterest-bearing deposits, respectively.

Short-term FHLB advances decreased $75,000 from December 31, 2025 to March 31, 2026, due to an increase in available liquidity, primarily as a result of deposit growth coupled with the net decrease in outstanding loans and leases in the first quarter of 2026.

Shareholders’ equity at March 31, 2026 was $552,243, or 12.8% of total assets, compared to $543,474, or 12.5% of total assets, at December 31, 2025. The increase was a result of net income of $14,989, partially offset by dividends paid on common shares of $3,732 and an increase in accumulated other comprehensive loss of $2,889 resulting from the change in the unrealized loss on available-for-sale securities.

Total outstanding common shares at March 31, 2026 were 20,783,348, which increased slightly from 20,746,474 common shares outstanding at December 31, 2025. Common shares outstanding increased due to the grant of 51,378 restricted common shares to certain officers under the Company’s 2024 Incentive Plan, partially offset by 14,504 common shares surrendered by officers to the Company to pay taxes upon vesting of restricted shares.

Results of Operations

Three Months Ended March 31, 2026 and 2025

The Company had net income of $14,989 for the three months ended March 31, 2026, an increase of $4,821 from net income of $10,168 for the same period of 2025. Basic and diluted earnings per common share were $0.72 for the quarter ended March 31, 2026, compared to $0.66 for the same period of 2025. In the first quarter of 2026, net income was decreased by $358 from non-recurring adjustments resulting from acquisition-related expenses from the FSB merger relating to the core system conversion that was completed in February 2026. The primary reasons for the changes in net income are explained below.

Net interest income for the three months ended March 31, 2026 was $37,823, an increase of $5,050 from $32,773 for the same period of 2025. This increase was a result of an increase of $2,076 in total interest and dividend income, coupled with a $2,974 decrease in total interest expense. Total interest-earning assets averaged $4,003,144 during the three months ended March 31, 2026, an increase of $201,435 from $3,801,709 for the same period of 2025. The Company’s total average interest-bearing liabilities increased from

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

$3,006,090 during the three months ended March 31, 2025 to $3,023,372 during the three months ended March 31, 2026. The Company’s fully tax equivalent net interest margin for the three months ended March 31, 2026 and 2025 was 3.85% and 3.51%, respectively.

Total interest and dividend income was $55,809 for the three months ended March 31, 2026, an increase of $2,076 from $53,733 for the same period of 2025. The increase in interest and dividend income is mainly attributable to a $1,584 increase in interest and fees on loans and a $399 increase in interest income on taxable securities. The $1,584 increase in interest and fees on loans is attributable to an increase in the average balance of loans. The average balance of loans increased by $152,902, or 4.9%, to $3,252,342 for the three months ended March 31, 2026, as compared to $3,099,440 for the same period of 2025.

Interest on taxable securities increased $399 to $3,954 for the three months ended March 31, 2026, compared to $3,555 for the same period of 2025. The average balance of taxable securities increased $35,867 to $432,760 for the three months ended March 31, 2026, as compared to $396,893 for the same period of 2025. The yield on taxable securities increased 18 basis points to 3.49% for the three months ended March 31, 2026, compared to 3.31% for the same period of 2025, resulting from the purchase of similar securities to replace matured securities with the new securities having higher rates than when the matured securities were originally purchased. Interest on tax-exempt securities decreased $37 to $2,303 for the three months ended March 31, 2026, compared to $2,340 for the same period of 2025. The average balance of tax-exempt securities decreased $1,204 to $285,277 for the three months ended March 31, 2026, as compared to $286,481 for the same period of 2025. The yield on tax-exempt securities increased 3 basis points to 3.94% for the three months ended March 31, 2026, compared to 3.91% for the same period of 2025. Interest on deposits in other banks increased $130 to $322 for the three months ended March 31, 2026, compared to $192 for the same period of 2025. The average balance of interest-bearing deposits in other banks increased $13,870 to $32,765 for the three month period ended March 31, 2026, compared to $18,895 for the same period of 2025. The yield on interest-bearing deposits in other banks decreased 22 basis points to 3.91% for the three months ended March 31, 2026, compared to 4.13% for the same period of 2025.

Total interest expense decreased $2,974, or 14.2%, to $17,986 for the three months ended March 31, 2026, compared to $20,960 for the same period of 2025. For the three months ended March 31, 2026, the average balance of interest-bearing liabilities increased $17,282 to $3,023,372, as compared to $3,006,090 for the same period of 2025. Interest incurred on deposits decreased by $263 to $15,453 for the three months ended March 31, 2026, compared to $15,716 for the same period of 2025. The average balance of interest-bearing deposits increased by $227,213 to $2,765,773 for the three months ended March 31, 2026, as compared to the same period in 2025, which was more than offset by a decrease in the rate paid on interest-bearing deposits from 2.51% for the first three months ended March 31, 2025 to 2.27% in the first three months of 2026. The decrease in rates was mainly driven by time deposits related to paying lower rates on retail and brokered CDs due to the lower rate environment in the first quarter of 2026 compared to the same period of 2025. Interest expense incurred on short-term FHLB advances decreased mainly due to the average balance of short-term FHLB advances decreasing by $206,933 to $148,656 for the three months ended March 31, 2026, as compared to the same period in 2025.

The following table presents the condensed average balance sheets for the three months ended March 31, 2026 and 2025. The daily average loan amounts outstanding are net of unearned income and include loans held for sale and nonaccrual loans. The average balance of securities is computed using the carrying value of securities. Rates are annualized and taxable equivalent yields are computed using

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

a 21% tax rate for tax-exempt interest income. The average yield has been computed using the historical amortized cost average balance for available-for-sale securities.

	Three Months Ended March 31,
	2026			2025
Assets:	Average balance	Interest	Yield/ rate*	Average balance	Interest	Yield/ rate*
Interest-earning assets:
Loans, including fees**	$3,252,342	$49,230	6.14%	$3,099,440	$47,646	6.23%
Taxable securities	432,760	3,954	3.49%	396,893	3,555	3.31%
Tax-exempt securities	285,277	2,303	3.94%	286,481	2,340	3.91%
Interest-bearing deposits in other banks	32,765	322	3.91%	18,895	192	4.13%
Total interest-earning assets	$4,003,144	$55,809	5.66%	$3,801,709	$53,733	5.71%
Noninterest-earning assets:
Cash and due from financial institutions	39,130			43,203
Premises and equipment, net	39,989			46,404
Accrued interest receivable	14,196			13,567
Intangible assets	143,272			133,268
Bank owned life insurance	63,287			62,916
Other assets	51,682			58,588
Less allowance for loan losses	(41,663)			(39,956)
Total Assets	$4,313,037			$4,119,699
Liabilities and Shareholders Equity:
Interest-bearing liabilities:
Demand and savings	$1,655,416	$5,431	1.33%	$1,578,949	$5,729	1.47%
Time	1,110,357	10,022	3.66%	959,611	9,987	4.22%
Short-term FHLB advances	148,656	1,348	3.68%	355,589	3,929	4.48%
Long-term FHLB advances	781	5	2.73%	1,408	9	2.56%
Other borrowings	3,913	72	7.50%	6,430	145	9.14%
Subordinated debentures	104,249	1,108	4.31%	104,103	1,161	4.52%
Total interest-bearing liabilities	$3,023,372	$17,986	2.41%	$3,006,090	$20,960	2.83%
Noninterest-bearing deposits	695,429			670,774
Other liabilities	40,296			45,814
Shareholders’ Equity	553,940			397,021
Total Liabilities and Shareholders’ Equity	$4,313,037			$4,119,699
Net interest income and interest rate spread(1)		$37,823	3.25%		$32,773	2.88%
Net interest margin(2)			3.85%			3.51%

(1) Net interest spread represents the difference between the yield on average interest-earning assets and the cost of interest-bearing liabilities.

(2) Net interest margin represents net interest income divided by average interest-earning assets.

*Average yields are presented on a tax equivalent basis. The tax equivalent effect associated with loans and investments, included in the yields above, was $612 and $622 for the periods ended March 31, 2026 and 2025, respectively.

**Average balance includes nonaccrual loans.

Net interest income may also be analyzed by comparing the volume and rate components of interest income and interest expense. The following table provides an analysis of the changes in interest income and expense between the three months ended March 31, 2026 and 2025.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

	Increase (decrease) due to:
	Volume (1)	Rate (1)	Net
	(Dollars in thousands)
Interest income:
Loans, including fees	$2,323	$(739)	$1,584
Taxable securities	198	201	399
Tax-exempt securities	(52)	15	(37)
Interest-bearing deposits in other banks	137	(7)	130
Total interest income	$2,606	$(530)	$2,076
Interest expense:
Demand and savings	$269	$(567)	$(298)
Time	1,456	(1,421)	35
Short-term FHLB advances	(1,973)	(608)	(2,581)
Long-term FHLB advances	(4)	—	(4)
Other borrowings	(50)	(23)	(73)
Subordinated debentures	2	(55)	(53)
Total interest expense	$(300)	$(2,674)	$(2,974)
Net interest income	$2,906	$2,144	$5,050

(1)The change in interest income and interest expense due to changes in both volume and rate, which cannot be segregated, has been allocated proportionately to the change due to volume and the change due to rate.

The Company provides for credit losses through regular provisions to the allowance for credit losses. During the three months ended March 31, 2026, the Company recorded a credit to the provision for credit losses for loans and off-balance sheet credit exposures of $629, a decrease of $2,196, from an expense of $1,567 during the three months ended March 31, 2026.

Noninterest income for the three month periods ended March 31, 2026 and 2025 was as follows:

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
Service charges	$1,714	$1,524	$190	12.5%
Net gain (loss) on equity securities	33	(29)	62	213.8%
Net gain on sale of loans and leases	1,605	604	1,001	165.7%
ATM/Interchange fees	1,386	1,326	60	4.5%
Wealth management fees	1,433	1,340	93	6.9%
Lease revenue and residual income	1,630	1,896	(266)	(14.0%)
Bank owned life insurance	390	387	3	0.8%
Swap fees	56	72	(16)	(22.2%)
Other	1,184	740	444	60.0%
Total noninterest income	$9,431	$7,860	$1,571	20.0%

Total noninterest income for the three months ended March 31, 2026 was $9,431, an increase of $1,571, or 20.0%, from $7,860 for the same period of 2025. Net gain on sale of loans and leases increased $1,001 for the three months ended March 31, 2026, compared to the same period of 2025, resulting from changes in the rate environment at the time of sale that resulted in higher sales volume. Lease revenue and residual income decreased $266 for the three months ended March 31, 2026, compared to the same period of 2025, mainly due to a decrease in operating lease originations as the Company continues to shift towards finance leases. Other income increased $444 for the three months ended March 31, 2026, compared to the same period of 2025, due to income from the Company's captive insurance subsidiary, CIVB Risk Management, recording $487 of income related to the resolution of three prior period claims that were closed without payment, resulting in a reduction of ceded reserves in the first quarter of 2026.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Noninterest expense for the three month periods ended March 31, 2026 and 2025 was as follows:

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
Compensation expense	$16,229	$14,043	$2,186	15.6%
Net occupancy expense	1,623	1,634	(11)	(0.7%)
Contracted data processing	730	567	163	28.7%
FDIC Assessment	423	873	(450)	(51.5%)
State franchise tax	554	526	28	5.3%
Professional services	1,585	2,090	(505)	(24.2%)
Equipment expense	2,089	2,103	(14)	(0.7%)
ATM/Interchange expense	732	580	152	26.2%
Marketing	478	296	182	61.5%
Amortization of core deposit intangibles	696	332	364	109.6%
Software maintenance expense	1,475	1,277	198	15.5%
Other	3,259	$2,805	454	16.2%
Total noninterest expense	$29,873	$27,126	$2,747	10.1%

Total noninterest expense for the three months ended March 31, 2026 was $29,873, an increase of $2,747 or 10.1%, from $27,126 compared to the same period of 2025. The increase in total noninterest expense was primarily due to increases in compensation and other expenses, partially offset by decreases in FDIC assessment and professional fees. The increase in compensation expense was primarily due to increases in salaries, commissions, and medical expenses associated from operating with higher full-time equivalent (FTE) employees year-over-year. The number of FTEs at March 31, 2026 was 535, compared to 520 for the same period of 2025. The increase in other expense is mainly related to acquisition-related expenses in the first quarter of 2026 of $427 for the FSB merger. The decrease in FDIC assessment is related to better credit ratings lowering the Company's overall quarterly assessment in the first quarter of 2026 compared to the same period of 2025. The decrease in professional fees is primarily due to lower consulting expenses related to CLF's core system conversion.

Income tax expense for the three months ended March 31, 2026 totaled $3,021, up $1,249 compared to the same period of 2025. The effective tax rates for the three month periods ended March 31, 2026 and 2025 were 16.8% and 14.8%, respectively. The increase in the effective tax rate for the three month period ended March 31, 2026, was primarily due to an increase in the forecasted pre-tax income outpacing the permanent differences for 2026, thus, creating more taxable income at the statutory tax rate of 21% and increasing the Company's effective tax rate. The difference between the statutory federal income tax rate and the Company’s effective tax rate is the permanent tax differences, primarily consisting of tax-exempt interest income from municipal investments and loans, low-income housing tax credits, tax-deductible captive insurance premiums and bank owned life insurance income.

Capital Resources

Shareholders’ equity at March 31, 2026 was $552,243, or 12.8% of total assets, compared to $543,474, or 12.5% of total assets, at December 31, 2025. The increase was a result of net income of $14,989, partially offset by dividends paid on common shares of $3,732 and an increase in accumulated other comprehensive loss of $2,889 resulting from the change in the unrealized loss on available-for-sale securities.

All of the Company’s capital ratios exceeded the regulatory minimum guidelines as of March 31, 2026 and December 31, 2025 as identified in the following table:

	Total Risk Based Capital	Tier I Risk Based Capital	CET1 Risk Based Capital	Leverage Ratio
Company Ratios—March 31, 2026	18.7%	15.1%	14.2%	11.6%
Company Ratios—December 31, 2025	18.0%	14.5%	13.6%	11.3%
For Capital Adequacy Purposes	8.0%	6.0%	4.5%	4.0%

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Liquidity

The Company maintains a conservative liquidity position. All securities, with the exception of equity securities, are classified as available-for-sale. Securities, with maturities of one year or less, totaled $23,781, or 3.50% of the total securities portfolio, at March 31, 2026. The available-for-sale securities portfolio helps to provide the Company with the ability to meet its funding needs.

As reported in the Condensed Consolidated Statements of Cash Flows (Unaudited), our cash flows are classified for financial reporting purposes as operating, investing or financing cash flows. Net cash provided by operating activities was $12,180 and $3,612 for the three months ended March 31, 2026 and 2025, respectively. The primary additions to cash from operating activities are from proceeds from the sale of loans. The primary use of cash from operating activities is from loans originated for sale. Net cash provided/(used) for investing activities was $38,261 and $(21,231) for the three months ended March 31, 2026 and 2025, respectively, principally reflecting our loan and investment security activities. Net cash (used)/provided by financing activities was ($44,236) and $44,920 for the three months ended March 31, 2026 and 2025, respectively. The primary changes in financing activities is the decrease in short-term FHLB advances and the payment of common dividends, somewhat offset by an increase in deposits.

Future loan demand of Civista may be funded by increases in deposit accounts, proceeds from payments on existing loans, the maturity of securities, and the sale of securities classified as available-for-sale. Additional sources of funds may also come from borrowing in the Federal Funds market and/or borrowing from the FHLB. Through its correspondent banks, Civista maintains federal funds borrowing lines totaling $50,000. As of March 31, 2026, Civista had total credit availability with the FHLB of $1,022,339 with standby letters of credit totaling $132,700 and a remaining borrowing capacity of approximately $788,900. In addition, CBI maintains a credit line with a third party lender totaling $10,000. No borrowings were outstanding by CBI under this credit line as of March 31, 2026.

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

The following table provides information about the Company’s financial instruments that were sensitive to changes in interest rates as of and March 31, 2026 and December 31, 2025, based on certain prepayment and account decay assumptions that management believes are reasonable. The table shows the changes in the Company’s net portfolio value (in amount and percent) that would result from hypothetical interest rate increases of up to 400 basis points from 100 basis points and interest rate decreases of 100 basis points and up to 400 basis points at March 31, 2026 and December 31, 2025.

Net Portfolio Value
	March 31, 2026			December 31, 2025
Change in Rates	Dollar Amount	Dollar Change	Percent Change	Dollar Amount	Dollar Change	Percent Change
+400bp	888,422	71,917	8.81%	863,959	64,730	8.10%
+300bp	875,167	58,662	7.18%	852,282	53,053	6.64%
+200bp	859,461	42,956	5.26%	838,444	39,215	4.91%
+100bp	841,319	24,814	3.04%	822,260	23,031	2.88%
Base	816,505	—	0.00%	799,229	—	0.00%
-100bp	798,386	(18,119)	(2.22%)	783,907	(15,322)	(1.92%)
-200bp	775,920	(40,585)	(4.97%)	762,828	(36,401)	(4.55%)
-300bp	789,954	(26,551)	(3.25%)	794,297	(4,932)	(0.62%)
-400bp	886,175	69,670	8.53%	892,836	93,607	11.71%

The change in net portfolio value from December 31, 2025 to March 31, 2026, can be attributed to a couple of factors. The volume of assets and funding sources has changed, but the asset mix remains centered on loan and deposits. The volume of loans decreased while deposits increased, coupled with the volume of short-term FHLB advances has decreased in the first quarter of 2026. The volume shifts from the end of the year contributed to an increase in the base net portfolio value. Beyond the change in the base level of net portfolio value, projected movements in rates, up or down, would also lead to changes in market values.

Civista Bancshares, Inc.

Controls and Procedures

Form 10-Q

(Amounts in thousands, except share data)

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive and our principal financial officers, the Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures as of March 31, 2026, were effective.

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

Item 1A. Risk Factors

The disclosure below supplements and updates the risk factors previously disclosed under “Item 1A. Risk Factors” of Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

CHANGES IN ECONOMIC AND POLITICAL CONDITIONS COULD ADVERSELY AFFECT OUR EARNINGS THROUGH DECLINES IN DEPOSITS, LOAN DEMAND, THE ABILITY OF OUR CUSTOMERS TO REPAY LOANS AND THE VALUE OF THE COLLATERAL SECURING OUR LOANS.

Our success depends to a significant extent upon local and national economic and political conditions, as well as governmental fiscal and monetary policies. Conditions such as inflation, recession, unemployment, changes in interest rates, fiscal and monetary policy, an increasing federal government budget deficit, the failure of the federal government to raise the federal debt ceiling and/or possible future U.S. government shutdowns over budget disagreements, slowing gross domestic product, threatened or imposed tariffs, a U.S. withdrawal from or significant renegotiation of trade agreements and other changes in the relationship of the U.S. and U.S. global partners, trade wars, and other factors beyond our control may adversely affect Civista’s deposit levels and composition, the quality of investment securities available for purchase, demand for loans, the ability of Civista’s borrowers to repay their loans, and the value of the collateral securing loans made by Civista. As evidenced by the ongoing conflict between the U.S. and Iran, disruptions and changes in oil production and the supply of oil and related commodities and products in the Middle East, as well as other disruptions in U.S. and global markets, also effect the economy and stock prices in the U.S. Because we have a significant amount of real estate loans, decreases in real estate values could adversely affect the value of property used as collateral and our ability to sell the collateral upon foreclosure. Adverse changes in the economy may also have a negative effect on the ability of our borrowers to make timely repayments of their loans, which would have an adverse impact on our earnings and cash flows.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

The following table details repurchases by the Company and purchases by "affiliated purchasers" as defined in Rule 10b-18(a)(3) under the Exchange Act of the Company's common shares during the third quarter ended March 31, 2026.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2026 - January 31, 2026	—	$—	—	$12,003,223
February 1, 2026 - February 28, 2026	—	$—	—	$12,003,223
March 1, 2026 - March 31, 2026	—	$—	—	$12,003,223
Total	—	$—	—	$12,003,223

Pursuant to the Company's previous common share repurchase program that was announced on April 15, 2025, and expired on April 16, 2026, an aggregate of $12,003,223 of common shares remained available for purchase at March 31, 2026. On April 21, 2026, the Company announced a new common share repurchase program pursuant to which the Company is authorized to repurchase a maximum aggregate value of $25.0 million of its outstanding common shares through April 2027.

Civista Bancshares, Inc.

Other Information

Form 10-Q

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the quarter ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Civista Bancshares, Inc.

/s/ Dennis G. Shaffer	May 8, 2026
Dennis G. Shaffer	Date
Chief Executive Officer and President

/s/ Ian Whinnem	May 8, 2026
Ian Whinnem	Date
Senior Vice President and Chief Financial Officer