Form 10-Q
period 2026-06-30
CIVISTA BANCSHARES, INC.
filed 2026-08-06
CIK 944745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended - June 30, 2026

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Shares, no par value, outstanding at July 31, 2026—20,794,238 shares

CIVISTA BANCSHARES, INC.

Part I – Financial Information

ITEM 1. Financial Statements

CIVISTA BANCSHARES, INC.

Consolidated Balance Sheets

(In thousands, except share data)

	June 30, 2026
	(Unaudited)	December 31, 2025
ASSETS
Cash and due from financial institutions	$61,743	$77,320
Investments in time deposits	4,125	1,165
Securities available-for-sale	667,314	681,908
Equity securities	2,865	2,692
Loans held for sale	8,508	7,180
Loans, net of allowance for credit losses of $41,713 and $42,020	3,213,191	3,228,026
Other securities	28,957	25,942
Premises and equipment, net	37,417	40,611
Accrued interest receivable	14,849	14,436
Goodwill	130,438	130,438
Other intangible assets, net	11,579	13,100
Bank owned life insurance	63,942	63,153
Swap assets	2,352	3,494
Deferred taxes	16,049	16,501
Other assets	30,969	30,487
Total assets	$4,294,298	$4,336,453
LIABILITIES
Deposits
Noninterest-bearing	$695,142	$702,032
Interest-bearing	2,763,101	2,764,432
Total deposits	3,458,243	3,466,464
Short-term Federal Home Loan Bank advances	123,500	175,000
Long-term Federal Home Loan Bank advances	561	855
Subordinated debentures	104,317	104,234
Other borrowings	3,121	4,090
Swap liabilities	6,584	5,748
Accrued expenses and other liabilities	31,187	36,588
Total liabilities	3,727,513	3,792,979
SHAREHOLDERS’ EQUITY
Common shares, no par value, 40,000,000 shares authorized, 24,669,812 shares issued at June 30, 2026 and 24,607,544 shares issued at December 31, 2025, including Treasury shares	420,922	419,769
Retained earnings	261,615	239,784
Treasury shares, 3,875,574 common shares at June 30, 2026 and 3,861,070 common shares at December 31, 2025, at cost	(76,082)	(75,764)
Accumulated other comprehensive loss	(39,670)	(40,315)
Total shareholders’ equity	566,785	543,474
Total liabilities and shareholders’ equity	$4,294,298	$4,336,453

See notes to interim unaudited consolidated financial statements

CIVISTA BANCSHARES, INC.

Consolidated Statements of Operations (Unaudited)

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Interest and dividend income
Loans, including fees	$49,887	$49,972	$99,117	$97,618
Taxable securities	3,908	3,751	7,862	7,306
Tax-exempt securities	2,278	2,338	4,581	4,678
Deposits in other banks	474	210	796	402
Total interest and dividend income	56,547	56,271	112,356	110,004
Interest expense
Deposits	15,894	15,558	31,347	31,274
Federal Home Loan Bank advances	843	4,611	2,196	8,549
Subordinated debentures	1,120	1,165	2,228	2,326
Other borrowings	97	123	169	268
Total interest expense	17,954	21,457	35,940	42,417
Net interest income	38,593	34,814	76,416	67,587
Provision for credit losses - loans and leases	1,251	1,171	483	2,419
Provision for (recovery of) credit losses - off-balance sheet credit exposures	519	(146)	658	173
Net interest income after provision	36,823	33,789	75,275	64,995
Noninterest income
Service charges	1,889	1,564	3,603	3,088
Net gain (loss) on equity securities	140	(74)	173	(103)
Net gain on sale of loans and leases	1,501	841	3,106	1,445
ATM/Interchange fees	1,555	1,418	2,941	2,744
Wealth management fees	1,459	1,325	2,892	2,665
Lease revenue and residual income	1,404	525	3,034	2,421
Bank owned life insurance	399	386	789	773
Swap fees	3	53	59	125
Other	657	551	1,841	1,291
Total noninterest income	9,007	6,589	18,438	14,449
Noninterest expense
Compensation expense	15,737	15,011	31,966	29,054
Net occupancy expense	1,583	1,419	3,206	3,053
Contracted data processing	582	536	1,312	1,103
FDIC assessment	420	689	843	1,562
State franchise tax	599	634	1,153	1,160
Professional services	1,221	1,798	2,806	3,888
Equipment expense	1,720	1,764	3,809	3,867
ATM/Interchange expense	743	683	1,475	1,263
Marketing	542	289	1,020	585
Amortization of core deposit intangibles	696	338	1,392	670
Software maintenance expense	1,235	1,294	2,710	2,571
Other operating expenses	3,575	3,027	6,834	5,832
Total noninterest expense	28,653	27,482	58,526	54,608
Income before taxes	17,177	12,896	35,187	24,836
Income tax expense	2,862	1,881	5,883	3,653
Net Income	$14,315	$11,015	$29,304	$21,183
Earnings per common share, basic	$0.69	$0.71	$1.41	$1.37
Earnings per common share, diluted	$0.69	$0.71	$1.41	$1.37

See notes to interim unaudited consolidated financial statements

CIVISTA BANCSHARES, INC.

Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net income	$14,315	$11,015	$29,304	$21,183
Other comprehensive income (loss):
Unrealized holding gains (losses) on available-for-sale securities	4,354	(2,629)	402	(1,061)
Tax effect	(918)	558	(87)	186
Unrealized holding gains (losses) on balance sheet swap	124	—	422	—
Tax effect	(26)	—	(92)	—
Reclassification of gains recognized in net income	—	—	—	—
Tax effect	—	—	—	—
Pension liability adjustment	—	—	—	268
Tax effect	—	—	—	(56)
Total other comprehensive income (loss)	3,534	(2,071)	645	(663)
Comprehensive income	$17,849	$8,944	$29,949	$20,520

See notes to interim unaudited consolidated financial statements

CIVISTA BANCSHARES, INC.

Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)

(In thousands, except share data)

	Common Shares				Accumulated Other	Total
	Outstanding Shares	Amount	Retained Earnings	Treasury Shares	Comprehensive Loss	Shareholders’ Equity
Balance, March 31, 2026	20,783,348	$420,488	$251,041	$(76,082)	$(43,204)	$552,243
Net Income	—	—	14,315	—	—	14,315
Other comprehensive income (loss)	—	—	—	—	3,534	3,534
Stock-based compensation	10,890	434	—	—	—	434
Common stock dividends ($0.18 per share)	—	—	(3,741)	—	—	(3,741)
Balance, June 30, 2026	20,794,238	$420,922	$261,615	$(76,082)	$(39,670)	$566,785

	Common Shares				Accumulated Other	Total
	Outstanding Shares	Amount	Retained Earnings	Treasury Shares	Comprehensive Loss	Shareholders’ Equity
Balance, March 31, 2025	15,519,072	$312,192	$212,944	$(75,753)	$(51,949)	$397,434
Net Income	—	—	11,015	—	—	11,015
Other comprehensive income (loss)	—	—	—	—	(2,071)	(2,071)
Stock-based compensation	10,270	397	—	—	—	397
Common stock dividends ($0.17 per share)	—	—	(2,638)	—	—	(2,638)
Balance, June 30, 2025	15,529,342	$312,589	$221,321	$(75,753)	$(54,020)	$404,137

See notes to interim unaudited consolidated financial statements

	Common Shares				Accumulated Other	Total
	Outstanding Shares	Amount	Retained Earnings	Treasury Shares	Comprehensive Loss	Shareholders’ Equity
Balance, December 31, 2025	20,746,474	$419,769	$239,784	$(75,764)	$(40,315)	$543,474
Net Income	—	—	29,304	—	—	29,304
Other comprehensive income (loss)	—	—	—	—	645	645
Stock-based compensation	62,268	1,153	—	—	—	1,153
Common stock dividends ($0.36 per share)	—	—	(7,473)	—	—	(7,473)
Purchase of common stock	(14,504)	—	—	(318)	—	(318)
Balance, June 30, 2026	20,794,238	$420,922	$261,615	$(76,082)	$(39,670)	$566,785

	Common Shares				Accumulated Other	Total
	Outstanding Shares	Amount	Retained Earnings	Treasury Shares	Comprehensive Loss	Shareholders’ Equity
Balance, December 31, 2024	15,487,667	$312,037	$205,408	$(75,586)	$(53,357)	$388,502
Net Income	—	—	21,183	—	—	21,183
Other comprehensive income (loss)	—	—	—	—	(663)	(663)
Stock-based compensation	49,857	552	—	—	—	552
Common stock dividends ($0.34 per share)	—	—	(5,270)	—	—	(5,270)
Purchase of common stock	(8,182)	—	—	(167)	—	(167)
Balance, June 30, 2025	15,529,342	$312,589	$221,321	$(75,753)	$(54,020)	$404,137

CIVISTA BANCSHARES, INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Six Months Ended June 30,
	2026	2025
Net cash provided by operating activities	$29,286	$14,693
Cash flows used for investing activities:
Investments in time deposits
Maturities	245	735
Purchases	(3,205)	—
Securities available for sale
Maturities, prepayments, and calls	61,779	50,133
Sales	—	—
Purchases	(45,952)	(46,076)
Purchase of other securities	(18,015)	(9,767)
Redemption of other securities	15,000	3,924
Net change in loans	14,500	(75,559)
Proceeds from sale of premises and equipment	—	913
Disposal of premises and equipment	396	—
Purchases of premises and equipment	(836)	(381)
Net cash provided/(used) for investing activities	23,912	(76,078)
Cash flows from financing activities:
Repayment of long-term FHLB advances	(294)	(398)
Net change in short-term FHLB advances	(51,500)	94,500
Repayment of other borrowings	(969)	(914)
Decrease in deposits	(8,221)	(15,663)
Purchase of treasury shares	(318)	(167)
Common stock dividends paid	(7,473)	(5,270)
Net cash (used)/provided by financing activities	(68,775)	72,088
Increase in cash and cash equivalents	(15,577)	10,703
Cash and cash equivalents at beginning of period	77,320	63,155
Cash and cash equivalents at end of period	$61,743	$73,858
Cash paid during the period for:
Interest	$38,242	$43,399
Income taxes	2,620	4,787
Supplemental cash flow information:
Transfer of loans from portfolio to other real estate owned	—	209

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

FCIA was formed to allow the Company to participate in commission revenue generated through its third party insurance agreement. Insurance commission revenue was less than 1% of total revenue for the quarters ended June 30, 2026 and 2025. WSP was formed to hold repossessed assets of CBI’s subsidiaries. WSP revenue was less than 1% of total revenue for the quarters ended June 30, 2026 and 2025. CRMI was formed in 2017 to provide property and casualty insurance coverage to CBI and its subsidiaries for which insurance may not be currently available or economically feasible in the insurance marketplace. CRMI revenue was less than 1% of total revenue for the quarters ended June 30, 2026 and 2025. FCI is wholly-owned by Civista and holds and manages its securities portfolio. The operations of FCI are located in Wilmington, Delaware.

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

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The accompanying Unaudited Consolidated Financial Statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company’s financial position as of June 30, 2026 and its results of operations and changes in cash flows for the periods ended June 30, 2026 and 2025 have been made. The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the operating results for the full year. Reference is made to the accounting policies of the Company described in the notes to the Audited Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025. The Company has consistently followed these policies in preparing this Quarterly Report on Form 10-Q.

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

In December 2025, the FASB issued ASU 2025-08, Financial Instruments - Credit Losses (Topic 326): Purchased Loans, which updates the accounting for Purchased Financial Assets ("PFA") under the current expected credit loss ("CECL") framework. The ASU expands the PFA model to include both Purchased Credit Deteriorated ("PCD") assets and certain non-PCD loan receivables, including purchased seasoned loans, applying the gross-up method to a broader group of acquired loans. This ASU addresses the long-standing concerns regarding double counting of credit losses and operational complexity under the prior CECL acquisition model. The ASU is effective for fiscal years beginning after December 15, 2026, but early adoption is permitted. The Company early adopted ASU 2025-08 on a prospective basis in the fourth quarter of 2025 in connection with the Company's acquisition of FSB that closed in November 2025.

(3) Securities

The amortized cost and fair market value of available-for-sale securities and the related gross unrealized gains and losses recognized were as follows:

June 30, 2026	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities and obligations of U.S. government agencies	$37,615	$199	$(1,205)	$36,610
Obligations of states and political subdivisions	336,632	1,199	(20,352)	317,479
Mortgage-backed securities in government sponsored entities	337,698	540	(25,012)	313,226
Total debt securities (1)	$711,945	$1,938	$(46,569)	$667,314

December 31, 2025	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities and obligations of U.S. government agencies	$61,935	$262	$(1,180)	$61,017
Obligations of states and political subdivisions	345,214	1,319	(21,735)	324,798
Mortgage-backed securities in government sponsored entities	319,792	525	(24,224)	296,093
Total debt securities (1)	$726,941	$2,106	$(47,139)	$681,908

(1) Excludes accrued interest receivable on securities of $4,288 and $4,371 at June 30, 2026 and December 31, 2025, respectively, that is recorded in Accrued interest receivable on the Consolidated Balance Sheets.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The amortized cost and fair value of debt securities at June 30, 2026, by contractual maturity, is shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

Available for sale	Amortized Cost	Fair Value
Due in one year or less	$5,900	$5,822
Due after one year through five years	61,740	59,511
Due after five years through ten years	62,154	61,879
Due after ten years	244,453	226,876
Mortgage-backed securities	337,698	313,226
Total securities available-for-sale	$711,945	$667,314

There were no proceeds from sales of debt securities available-for-sale, gross realized gains or gross realized losses for the three and six months ended June 30, 2026 or June 30, 2025.

Securities are pledged by the Company from time to time to secure public deposits, other deposits and liabilities as required by law. The carrying value of pledged securities was approximately $250,182 and $239,649 as of June 30, 2026 and December 31, 2025, respectively.

The following tables show the fair value and gross unrealized losses, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2026 and December 31, 2025:

June 30, 2026	12 Months or less		More than 12 months		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury securities and obligations of U.S. government agencies	$7,022	$(87)	$23,903	$(1,118)	$30,925	$(1,205)
Obligations of states and political subdivisions	50,777	(201)	154,103	(20,151)	204,880	(20,352)
Mortgage-backed securities in gov’t sponsored entities	37,927	(458)	166,920	(24,554)	204,847	(25,012)
Total	$95,726	$(746)	$344,926	$(45,823)	$440,652	$(46,569)

December 31, 2025	12 Months or less		More than 12 months		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury securities and obligations of U.S. government agencies	$1,168	$(2)	$47,644	$(1,178)	$48,812	$(1,180)
Obligations of states and political subdivisions	12,606	(45)	181,703	(21,690)	194,309	(21,735)
Mortgage-backed securities in gov’t sponsored entities	58,246	(490)	172,015	(23,734)	230,261	(24,224)
Total	$72,020	$(537)	$401,362	$(46,602)	$473,382	$(47,139)

At June 30, 2026, there were a total of 391 securities in the portfolio with unrealized losses mainly due to higher current market rates when compared to the time of purchase. At December 31, 2025, the Company owned 372 securities that were in an unrealized loss position. The unrealized losses on securities have not been recognized into income because the issuers’ securities are of high credit quality, management has the intent and ability to hold these securities for the foreseeable future, and the decline in fair value is largely due to currently higher market rates when compared to the time of purchase. The fair value is expected to recover as the securities approach their maturity date or reset date. The Company does not intend to sell until recovery and does not believe selling will be required before recovery.

Each quarter, we perform an analysis to determine if any of the unrealized losses on securities available-for-sale are comprised of credit losses as compared to unrealized losses due to market interest rate adjustments. Our assessment includes a review of the unrealized loss for each security issuance held; the financial condition and near-term prospects of the issuer, including external credit ratings and recent downgrades; and our ability and intent to hold the security for a period of time sufficient for a recovery in value. We also consider the

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

extent to which the securities are issued by the federal government or its agencies, and any guarantee of issued amounts by those agencies. The portfolio continues to consist of a mix of fixed and floating-rate, high quality securities, largely rated AA (or better), displaying an overall effective duration of approximately 4.7 years. No credit losses were determined to be present as of the three and six months ended June 30, 2026, as there was no credit quality deterioration noted. Therefore, no provision for credit losses on securities was recognized for the three and six months ended June 30, 2026.

The following table presents the net gains and losses on equity investments recognized in earnings for the three and six months ended June 30, 2026 and 2025, and the portion of unrealized gains and losses for the period that relates to equity investments held at June 30, 2026 and 2025:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net gains (losses) recognized on equity securities during the period	$140	$(74)	$173	$(103)
Less: Net gains (losses) realized on the sale of equity securities during the period	—	—	—	—
Unrealized gains (losses) recognized on equity securities held at reporting date	$140	$(74)	$173	$(103)

Equity securities consisting of investments in other financial institutions totaled $2.9 million and $2.7 million as of June 30, 2026 and December 31, 2025, respectively.

Stock of the Federal Home Loan Bank of Chicago (“FHLBC”), the Federal Reserve Bank of Cleveland (“FRBC”), United Bankers' Bancorp, Farmer Mac and Norwalk Community Development Corp are included as Other securities on the Company's Consolidated Balance Sheets. FHLBC stock was recorded at $12,641 at June 30, 2026 and $11,645 at December 31, 2025. FRBC stock was recorded at $16,027 at June 30, 2026 and $14,023 at December 31, 2025. United Bankers' Bancorp stock was recorded at $245 at June 30, 2026 and $230 at December 31, 2025. Farmer Mac stock was recorded at $42 at both June 30, 2026 and December 31, 2025. Norwalk Community Development Corp stock was recorded at $2 at both June 30, 2026 and December 31, 2025. Other securities are carried at cost, classified as restricted securities, and periodically evaluated for impairment based on ultimate recovery of par value.

(4) Loans

Loan balances were as follows:

	June 30, 2026	December 31, 2025
Commercial & Agriculture	$315,479	$308,692
Commercial Real Estate- Owner Occupied	389,434	385,547
Commercial Real Estate- Non-Owner Occupied	1,229,731	1,239,017
Residential Real Estate	957,960	944,328
Real Estate Construction	265,488	285,137
Farm Real Estate	32,440	37,775
Lease Financing Receivables	32,665	35,103
Consumer and Other	31,707	34,447
Total loans	3,254,904	3,270,046
Allowance for credit losses	(41,713)	(42,020)
Net loans	$3,213,191	$3,228,026

The Company elected to exclude accrued interest receivable from the amortized cost basis of loans disclosed in this Note 4 and in Note 5 (Allowance for Credit Losses). As of June 30, 2026 and December 31, 2025, accrued interest receivable on loans totaled $10,496 and $10,031, respectively, and is included in the Accrued interest receivable line item on the Company's Consolidated Balance Sheet.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

Lease financing receivables consist of sales-type and direct financing leases for equipment, with terms typically ranging from two to six years. On direct financing leases, the Company obtains third-party residual value guarantees to reduce its residual asset risk. The net investment in direct financing and sales-type leases was comprised of the following as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
Minimum lease payments receivable	$35,621	$39,332
Unguaranteed residual assets	2,224	1,558
Unamortized direct costs	57	14
Unearned income	(5,237)	(5,801)
Total net investment in direct financing and sales-type leases	$32,665	$35,103

The components of total lease income were as follows for the three and six months ended June 30, 2026 and 2025.

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2026	2025	2026	2025
Interest and dividend income - Loans and leases, including fees:
Interest income on net investments in direct financing and sales-type leases	$606	$2,221	$1,232	$3,628
Noninterest income - Lease revenue & residual income:
Lease income from operating lease payments	1,207	824	2,670	2,420
Other(1)	197	(299)	364	1

(1) Other consists of lease-related fees and commissions and gains (losses) on sale or disposition of leased assets

The 2025 amounts disclosed in the tables above include a nonrecurring item identified in conjunction with the conversion of the core leasing system in the second quarter of 2025. An entry was recorded to increase lease interest income by approximately $1,260, reduce lease income from operating lease payments by approximately $550, and reduce other noninterest lease revenue & residual income by approximately $495. This entry is not representative of recurring lease activity and should be considered as such when compared to current year amounts.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

(5) Allowance for Credit Losses

The following tables present, by portfolio segment, the changes in the allowance for credit losses ("ACL") for the three and six months ended June 30, 2026.

Allowance for credit losses:

For the three months ended June 30, 2026	Beginning balance	Charge-offs	Recoveries	Provision	Ending Balance
Commercial & Agriculture	$4,996	$(2)	$34	$2,296	$7,324
Commercial Real Estate:
Owner Occupied	4,280	—	2	79	4,361
Non-Owner Occupied	11,789	—	1	(1,125)	10,665
Residential Real Estate	14,486	(27)	21	(378)	14,102
Real Estate Construction	3,502	—	—	338	3,840
Farm Real Estate	225	—	—	1	226
Lease Financing Receivables	1,008	(138)	40	49	959
Consumer and Other	250	(7)	2	(9)	236
Total	$40,536	$(174)	$100	$1,251	$41,713

For the six months ended June 30, 2026	Beginning balance	Charge-offs	Recoveries	Provision	Ending Balance
Commercial & Agriculture	$5,153	$(98)	$96	$2,173	$7,324
Commercial Real Estate:
Owner Occupied	4,420	—	3	(62)	4,361
Non-Owner Occupied	12,118	(484)	2	(971)	10,665
Residential Real Estate	14,718	(30)	34	(620)	14,102
Real Estate Construction	3,842	—	—	(2)	3,840
Farm Real Estate	279	—	—	(53)	226
Lease Financing Receivables	1,169	(348)	44	94	959
Consumer and Other	321	(20)	11	(76)	236
Total	$42,020	$(980)	$190	$483	$41,713

For the three and six months ended June 30, 2026, the Company provided $1,251 and $483, respectively, to the allowance for credit losses. The Company experienced an increase in the allowance for credit losses as required by our CECL model due to quantitative factors representing an increase due to geopolitical uncertainties in addition to less charge-offs experienced in the respective periods. The provision recorded in the three months ended June 30, 2026, was elevated due to an increase in the quantitative factors affecting the Commercial & Agriculture portfolio, requiring an additional expense.

The following tables present, by portfolio segment, the changes in the allowance for credit losses for the three and six months ended June 30, 2025.

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

For the three and six months ended June 30, 2025, the Company provided $1,171 and $2,419, respectively, to the allowance for credit losses. The Company experienced an increase in the allowance for credit losses as required by our CECL model due to quantitative factors representing an increase in the forecasted unemployment rate, and an increase in forecasted probability of default and lower prepayment speeds as well as loan growth during the period.

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

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

Based on the most recent analysis performed, the risk category of loans at June 30, 2026, and year-to-date gross charge-offs as of June 30, 2026, by type and year of originations, was as follows:

	Term Loans Amortized Cost Basis by Origination Year

							Revolving
	2026	2025	2024	2023	2022	Prior	Loans	Total
Commercial & Agriculture
Pass	$39,432	$43,532	$41,263	$30,800	$17,255	$16,930	$100,567	$289,779
Special Mention	—	1,161	252	177	965	1,978	6,941	11,476
Substandard	56	517	4,705	1,021	520	67	5,999	12,886
Doubtful	—	—	—	—	—	—	1,338	1,338
Total Commercial & Agriculture	$39,488	$45,210	$46,220	$31,999	$18,740	$18,976	$114,846	$315,479
Commercial & Agriculture:
Current-period gross charge-offs	$—	$—	$76	$22	$—	$—	$—	$98

Commercial Real Estate - Owner Occupied
Pass	$19,790	$52,767	$31,012	$34,756	$52,135	$157,934	$10,985	$359,379
Special Mention	—	—	—	—	9,045	4,216	—	13,261
Substandard	—	543	942	1,156	6,442	6,260	1,451	16,793
Doubtful	—	—	—	—	—	—	—	—
Total Commercial Real Estate - Owner Occupied	$19,790	$53,310	$31,954	$35,912	$67,622	$168,409	$12,436	$389,434
Commercial Real Estate - Owner Occupied:
Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial Real Estate - Non-Owner Occupied
Pass	$65,234	$78,375	$76,166	$254,114	$257,392	$422,980	$30,847	$1,185,108
Special Mention	—	—	—	—	3,057	12,752	—	15,808
Substandard	—	—	1,434	—	377	27,004	—	28,815
Doubtful	—	—	—	—	—	—	—	—
Total Commercial Real Estate - Non-Owner Occupied	$65,234	$78,375	$77,600	$254,114	$260,826	$462,736	$30,847	$1,229,731
Commercial Real Estate - Non-Owner Occupied:
Current-period gross charge-offs	$—	$—	$—	$—	$—	$484	$—	$484

Residential Real Estate
Pass	$57,172	$99,933	$121,131	$115,759	$110,629	$240,308	$204,493	$949,425
Special Mention	—	—	6	—	124	195	—	325
Substandard	—	—	—	1,631	1,626	3,923	1,030	8,210
Doubtful	—	—	—	—	—	—	—	—
Total Residential Real Estate	$57,172	$99,933	$121,137	$117,390	$112,379	$244,425	$205,523	$957,960
Residential Real Estate:
Current-period gross charge-offs	$—	$—	$—	$—	$21	$9	$—	$30

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

							Revolving
	2026	2025	2024	2023	2022	Prior	Loans	Total
Real Estate Construction
Pass	$65,300	$104,044	$12,304	$34,400	$16,804	$9,240	$15,184	$257,275
Special Mention	—	—	7,528	—	—	—	—	7,528
Substandard	—	—	—	684	—	—	—	684
Doubtful	—	—	—	—	—	—	—	—
Total Real Estate Construction	$65,300	$104,044	$19,832	$35,084	$16,804	$9,240	$15,184	$265,488
Real Estate Construction:
Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Farm Real Estate
Pass	$2,364	$1,050	$856	$2,329	$482	$18,783	$3,127	$28,992
Special Mention	—	—	—	—	439	808	1,695	2,942
Substandard	—	—	—	—	—	507	—	507
Doubtful	—	—	—	—	—	—	—	—
Total Farm Real Estate	$2,364	$1,050	$856	$2,329	$920	$20,098	$4,822	$32,440
Farm Real Estate:
Current-period charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Lease Financing Receivables
Pass	$6,176	$4,414	$6,410	$5,362	$1,608	$194	$—	$24,165
Special Mention	—	1,690	2,578	1,067	349	—	—	5,684
Substandard	—	—	1,296	1,257	264	—	—	2,816
Doubtful	—	—	-	—	—	—	—	—
Total Lease Financing Receivables	$6,176	$6,104	$10,283	$7,687	$2,221	$194	$—	$32,665
Lease Financing Receivables:
Current-period charge-offs	$—	$—	$115	$164	$69	$—	$—	$348

Consumer and Other
Pass	$880	$23,172	$1,098	$1,837	$1,014	$651	$3,007	$31,657
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	10	1	10	16	13	—	51
Doubtful	—	—	—	—	—	—	—	—
Total Consumer and Other	$880	$23,182	$1,099	$1,847	$1,030	$663	$3,007	$31,707
Consumer and Other:
Current-period charge-offs	$—	$—	$6	$5	$—	$9	$—	$20
Total Loans	$256,404	$411,208	$308,982	$486,362	$480,542	$924,741	$386,666	$3,254,904
Total Loans:
Current-period charge-offs	$—	$—	$197	$191	$90	$502	$—	$980

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The risk category of loans at December 31, 2025, and year-to-date gross charge-offs as of June 30, 2025, by type and year of originations, was as follows:

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

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following tables include an aging analysis of the recorded investment in past due loans outstanding as of June 30, 2026 and December 31, 2025.

June 30, 2026	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans	Past Due 90 Days and Accruing
Commercial & Agriculture	$151	$75	$477	$703	$314,776	$315,479	$—
Commercial Real Estate:
Owner Occupied	—	—	7	7	389,427	389,434	—
Non-Owner Occupied	472	—	9,900	10,372	1,219,359	1,229,731	—
Residential Real Estate	1,149	1,741	3,339	6,229	951,731	957,960	—
Real Estate Construction	—	—	—	—	265,488	265,488	—
Farm Real Estate	—	—	—	—	32,440	32,440	—
Lease Financing Receivables	211	464	103	778	31,887	32,665	103
Consumer and Other	57	5	27	89	31,618	31,707	—
Total	$2,040	$2,285	$13,853	$18,178	$3,236,726	$3,254,904	$103

December 31, 2025	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans	Past Due 90 Days and Accruing
Commercial & Agriculture	$382	$239	$141	$762	$307,930	$308,692	$—
Commercial Real Estate:
Owner Occupied	179	—	6	185	385,362	385,547	23
Non-Owner Occupied	8,332	—	1,130	9,462	1,229,555	1,239,017	—
Residential Real Estate	5,954	1,629	2,331	9,914	934,414	944,328	104
Real Estate Construction	—	—	—	—	285,137	285,137	—
Farm Real Estate	—	—	—	—	37,775	37,775	—
Lease Financing Receivables	1,301	1,240	454	2,995	32,108	35,103	335
Consumer and Other	115	37	47	199	34,248	34,447	—
Total	$16,263	$3,145	$4,109	$23,517	$3,246,529	$3,270,046	$462

The following table presents loans on nonaccrual status as of June 30, 2026.

June 30, 2026	Nonaccrual loans with a related ACL	Nonaccrual loans without a related ACL	Total Nonaccrual loans
Commercial & Agriculture	$6,363	$3,943	$10,306
Commercial Real Estate:
Owner Occupied	140	1,377	1,517
Non-Owner Occupied	9,713	564	10,277
Residential Real Estate	6,871	471	7,342
Real Estate Construction	—	—	—
Farm Real Estate	—	343	343
Lease Financing Receivables	28	—	28
Consumer and Other	52	—	52
Total	$23,167	$6,698	$29,865

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following table presents loans on nonaccrual status as of December 31, 2025.

December 31, 2025	Nonaccrual loans with a related ACL	Nonaccrual loans without a related ACL	Total Nonaccrual loans
Commercial & Agriculture	$6,312	$4,042	$10,354
Commercial Real Estate:
Owner Occupied	53	2,778	2,831
Non-Owner Occupied	8,469	624	9,093
Residential Real Estate	6,202	1,535	7,737
Real Estate Construction	—	—	—
Farm Real Estate	98	377	475
Lease Financing Receivables	291	—	291
Consumer and Other	53	—	53
Total	$21,478	$9,356	$30,834

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

Modifications to Borrowers Experiencing Financial Difficulty: Occasionally, the Company modifies loans by providing principal forgiveness on certain of its real estate loans. When principal forgiveness is provided, the amortized cost basis of the loan is written off against the allowance for credit losses. The amount of the principal forgiveness is deemed to be uncollectible; therefore, that portion of the loan is written off, resulting in a reduction of amortized cost basis and a corresponding adjustments to the allowance for credit losses. In some cases, the Company will modify a certain loan by providing multiple types of concessions. Typically, one type of concession, such as a term extension, is granted initially. If the borrower continues to experience financial difficulty, another concession, such as principal forgiveness, reduction of rate or payment deferral, may be granted. The allowance for credit losses incorporates an estimate of lifetime expected credit losses and is recorded on each loan upon loan origination or acquisition. The starting point for the estimate of the allowance for credit losses is historical loss information, which includes losses from modifications of loans to borrowers experiencing financial difficulty. The Company uses probability of default/loss given default, discounted cash flows or remaining life method to determine the allowance for credit losses. An assessment of whether a borrower is experiencing financial difficulty is made on the date of a modification. Because the effect of most modifications made to borrowers experiencing financial difficulty is already included in the allowance for credit losses because of the measurement methodologies used to estimate the allowance, a change to the allowance for credit losses is generally not recorded upon modification.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following table shows the amortized cost basis at the end of the reporting period of the loans modified to borrowers experiencing financial difficulty, disaggregated by loan category and type of modification granted during the six months ended June 30, 2026. There were no loans modified to a borrower experiencing financial difficulty during the three months ended June 30, 2026. The percentage of the amortized cost basis of loans that were modified to borrowers experiencing financial difficulty as compared to the amortized cost basis of each class of loan category is presented below:

Loans Modifications Made to Borrowers Experiencing Financial Difficulty
For the six months ended June 30, 2026
(Dollars in Thousands)
Term Extension
Loan Type	Amortized Cost Basis	Percent of total loans by category
Commercial & Agriculture	$—	—
Commercial Real Estate:
Owner Occupied	—	—
Non-Owner Occupied	—	—
Residential Real Estate	—	—
Real Estate Construction	—	—
Farm Real Estate	—	—
Lease Financing Receivables	514	1.61%
Consumer and Other	—	—
Total Loan Modifications	$514

The following tables show the amortized cost basis at the end of the reporting period of the loans modified to borrowers experiencing financial difficulty, disaggregated by loan category and type of modification granted during the three and six months ended June 30, 2025. The percentage of the amortized cost basis of loans that were modified to borrowers experiencing financial difficulty as compared to the amortized cost basis of each class of loan category is presented below:

Loans Modifications Made to Borrowers Experiencing Financial Difficulty
For the three months ended June 30, 2025
(Dollars in Thousands)
Term Extension
Loan Type	Amortized Cost Basis	Percent of total loans by category
Commercial & Agriculture	$7	0.00%
Commercial Real Estate:
Owner Occupied	—	—
Non-Owner Occupied	—	—
Residential Real Estate	—	—
Real Estate Construction	—	—
Farm Real Estate	—	—
Leasing Financing Receivables	—	—
Consumer and Other	—	—
Total Loan Modifications	$7

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

Loans Modifications Made to Borrowers Experiencing Financial Difficulty
For the six months ended June 30, 2025
(Dollars in Thousands)
Term Extension
Loan Type	Amortized Cost Basis	Percent of total loans by category
Commercial & Agriculture	$7	0.00%
Commercial Real Estate:
Owner Occupied	—	—
Non-Owner Occupied	—	—
Residential Real Estate	—	—
Real Estate Construction	—	—
Farm Real Estate	—	—
Leasing Financing Receivables	—	—
Consumer and Other	—	—
Total Loan Modifications	$7

The following tables describe the financial effect of the modifications made to borrowers experiencing financial difficulty as of June 30, 2026 and June 30, 2025.

June 30, 2026	Term Extension
Loan Type	Financial Effect
Commercial & Agriculture
Commercial Real Estate:
Owner Occupied
Non-Owner Occupied
Residential Real Estate
Real Estate Construction
Farm Real Estate
Lease Financing Receivables	- 24 month term extension
Consumer and Other

June 30, 2025	Term Extension
Loan Type	Financial Effect
Commercial & Agriculture	- 5 month term extension
Commercial Real Estate:
Owner Occupied
Non-Owner Occupied
Residential Real Estate
Real Estate Construction
Farm Real Estate
Consumer and Other

Upon the Company's determination that a modified loan (or a portion of a loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is written off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount. The Company closely monitors the performance of the loans that were modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. There were no

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

modified loans that had a payment default during the three and six months ended June 30, 2026 and June 30, 2025, and were modified during the twelve months prior to that default to borrowers experiencing financial difficulty.

The following tables present the payment status of the loans that were modified to borrowers experiencing financial difficulties in the last twelve months ended June 30, 2026 and June 30, 2025.

June 30, 2026	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Non-Accrual
Commercial & Agriculture	$—	$—	$—	$—	$5,574	$5,539
Commercial Real Estate:
Owner Occupied	—	—	—	—	—	—
Non-Owner Occupied	—	—	—	—	—	—
Residential Real Estate	—	—	—	—	—	—
Real Estate Construction	—	—	—	—	—	—
Farm Real Estate	—	—	—	—	—	—
Lease Financing Receivables	—	—	—	—	514	—
Consumer and Other	—	—	—	—	—	—
Total	$—	$—	$—	$—	$6,088	$5,539

June 30, 2025	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Non-Accrual
Commercial & Agriculture	$—	$—	$7	$7	$7,559	$7,566
Commercial Real Estate:
Owner Occupied	—	—	—	—	—	—
Non-Owner Occupied	—	—	484	484	—	484
Residential Real Estate	—	—	—	—	—	—
Real Estate Construction	—	—	—	—	—	—
Farm Real Estate	—	—	—	—	—	—
Lease Financing Receivables	—	—	—	—	—	—
Consumer and Other	—	—	—	—	—	—
Total	$—	$—	$491	$491	$7,559	$8,050

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

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following tables present the amortized cost basis of collateral dependent loans, which are individually evaluated to determine expected credit losses, and the related allowance for credit losses allocated to these loans as of June 30, 2026 and December 31, 2025.

June 30, 2026	Real Estate	Other	Allowance for Credit Losses
Commercial & Agriculture	$—	$2,418	$1,339
Commercial Real Estate:
Owner Occupied	1,377	—	—
Non-Owner Occupied	8,466	—	2,000
Residential Real Estate	471	—	—
Real Estate Construction	—	—	—
Farm Real Estate	343	—	—
Lease Financing Receivables	—	—	—
Consumer and Other	—	—	—
Total	$10,657	$2,418	$3,339

December 31, 2025	Real Estate	Other	Allowance for Credit Losses
Commercial & Agriculture	$—	$2,687	$248
Commercial Real Estate:
Owner Occupied	2,778	—	—
Non-Owner Occupied	9,010	—	3,000
Residential Real Estate	1,536	—	—
Real Estate Construction	—	—	—
Farm Real Estate	377	—	—
Lease Financing Receivables	—	119	119
Consumer and Other	—	—	—
Total	$13,701	$2,806	$3,367

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

Foreclosed Assets Held For Sale

Foreclosed assets acquired in settlement of loans are carried at fair value less estimated costs to sell and are included in Other assets on the Consolidated Balance Sheets. As of June 30, 2026 and December 31, 2025, there were no foreclosed assets included in other assets. As of June 30, 2026 and December 31, 2025, the Company had initiated formal foreclosure procedures on $3,142 and $1,228, respectively, of Residential Real Estate loans.

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

The following tables list the allowance for credit losses on off-balance sheet credit exposures as of the three months and six months ended June 30, 2026 and June 30, 2025:

	Three Months Ended
	June 30,
	2026	2025
Beginning of Period	$3,375	3,699
Provision for (recovery of)	519	(146)
End of Period	$3,894	$3,553

	Six Months Ended
	June 30,
	2026	2025
Beginning of Period	$3,236	3,380
Provision for	658	173
End of Period	$3,894	$3,553

(6) Accumulated Other Comprehensive Income (Loss)

The following tables present the changes in each component of accumulated other comprehensive income (loss), net of tax for the three and six month periods ended June 30, 2026 and June 30, 2025.

	For the Three-Month Period Ended				For the Three-Month Period Ended
	June 30, 2026(a)				June 30, 2025(a)
	Unrealized Gains (Losses) on Available-for- Sale Securities (a)	Defined Benefit Pension Items (a)	Cashflow Hedge (a)	Total (a)	Unrealized Gains (Losses) on Available-for- Sale Securities (a)	Defined Benefit Pension Items (a)	Total (a)
Beginning balance	$(38,643)	$(4,735)	$174	$(43,204)	$(47,655)	$(4,294)	$(51,949)
Other comprehensive gain (loss) before reclassifications	3,436	—	98	3,534	(2,071)	—	(2,071)
Ending balance	$(35,207)	$(4,735)	$272	$(39,670)	$(49,726)	$(4,294)	$(54,020)

(a) Amounts in parentheses indicate debits on the Consolidated Balance Sheets.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

	For the Six-Month Period Ended				For the Six-Month Period Ended
	June 30, 2026(a)				June 30, 2025(a)
	Unrealized Gains and (Losses) on Available-for- Sale Securities (a)	Defined Benefit Pension Items (a)	Cashflow Hedge (a)	Total (a)	Unrealized Gains and (Losses) on Available-for- Sale Securities (a)	Defined Benefit Pension Items (a)	Total (a)
Beginning balance	$(35,522)	$(4,735)	$(58)	$(40,315)	$(48,851)	$(4,506)	$(53,357)
Other comprehensive income (loss) before reclassifications	315	—	330	645	(875)	212	(663)
Ending balance	$(35,207)	$(4,735)	$272	$(39,670)	$(49,726)	$(4,294)	$(54,020)

(a) Amounts in parentheses indicate debits on the Consolidated Balance Sheets.

There were no amounts reclassified out of any component of accumulated other comprehensive income (loss) for the three and six month periods ended June 30, 2026 and June 30, 2025.

(7) Goodwill and Intangible Assets

The carrying amount of goodwill was $130,438 at both June 30, 2026 and December 31, 2025.

Acquired intangible assets, other than goodwill, as of June 30, 2026 and December 31, 2025 were as follows:

	June 30, 2026			December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangible assets:
Core deposit intangibles	$19,643	$10,618	$9,025	19,643	9,226	$10,417
Total core deposit intangible assets	$19,643	$10,618	$9,025	$19,643	$9,226	$10,417

Aggregate core deposit intangible amortization expense was $696 and $338 for the three months ended June 30, 2026 and 2025, respectively. Aggregate core deposit intangible amortization expense was $1,392 and $670 for the six months ended June 30, 2026 and 2025, respectively.

Activity for mortgage servicing rights ("MSRs") for the three and six months ended June 30, 2026 and June 30, 2025 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Mortgage Servicing Rights:
Balance at Beginning of Period	$2,615	$2,832	$2,683	$2,877
Additions	41	24	54	48
Additions from acquisition	—	—	—	—
Disposals	—	—	—	—
Amortized to expense	(102)	(81)	(183)	(150)
Other charges	—	—	—	—
Change in valuation allowance	—	—	—	—
Balance at End of Period	$2,554	$2,775	$2,554	$2,775

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

There was no valuation allowance for the three and- six months ended June 30, 2026 and June 30, 2025.

Estimated amortization expense for each of the next five years and thereafter is as follows:

	MSRs	Core deposit intangibles	Total
2026(1)	$76	$1,319	$1,395
2027	150	2,395	2,545
2028	145	1,923	2,068
2029	144	1,218	1,362
2030	142	944	1,086
Thereafter	1,897	1,226	3,123
	$2,554	$9,025	$11,579

(1) 2026 includes six months of amortization expense for the period from July 1, 2026 through December 31, 2026.

(8) Short-Term and Other Borrowings

Short-term borrowings, which consist of federal funds purchased and short-term FHLB advances, are summarized as follows:

	June 30, 2026	December 31, 2025
	Short-term Borrowings	Short-term Borrowings
Fed Funds Purchased	$—	$—
FHLB Advances:
Single maturity fixed rate advances	$100,000	$100,000
Interest rate on balance	3.78%	3.81%
Overnight advances	$23,500	$75,000
Interest rate on balance	3.77%	3.81%
Total Short-term FHLB Advances	$123,500	$175,000

The single maturity fixed rate advances consisted of one advance that matures on July 17, 2026.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	Short-term Borrowings	Short-term Borrowings	Short-term Borrowings	Short-term Borrowings
Maximum indebtedness	$100,000	$465,000	$270,500	$465,000
Rate	3.74%	4.44%	3.70%	4.44%
End of period balance	$123,500	$433,500	$123,500	$433,500
Rate	4.13%	4.42%	4.13%	4.42%
Average balance	$107,823	$412,545	$128,127	$384,224
Rate	3.12%	4.42%	3.44%	4.42%

Average balance during the period represents daily averages. Average rate paid represents interest expense divided by the related average balances.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following table summarizes the Company's subordinated debentures at June 30, 2026 and December 31, 2025.

	June 30, 2026	December 31, 2025
	Subordinated Debentures	Subordinated Debentures
Subordinated Debentures:
First Citizens Statutory Trust II	$7,732	$7,732
First Citizens Statutory Trust III	12,887	12,887
First Citizens Statutory Trust IV	5,155	5,155
Futura TPF Trust I	2,578	2,578
Futura TPF Trust II	1,997	1,997
Long-Term Subordinated Debentures, net of unamortized debt issuance costs	73,968	73,885
Total Subordinated Debentures	$104,317	$104,234

Other borrowings, which consist of secured borrowings from other institutions for the right to participate in the future payments of specific leases originated by the CLF division of Civista, totaled $3,121 and $4,090 at June 30, 2026 and December 31, 2025, respectively. The weighted average rate on these borrowings was 8.45% and 8.22% at June 30, 2026 and December 31, 2025, respectively. The weighted average life was 19 months and 23 months at June 30, 2026 and December 31, 2025, respectively.

(9) Earnings per Common Share

The Company has granted restricted stock awards with non-forfeitable rights (with respect to dividends), which are considered participating securities. Accordingly, earnings per common share are computed using the two-class method as required by ASC 260-10-45. Basic earnings per common share are computed as net income available to common shareholders divided by the weighted average number of common shares outstanding during the period, which excludes the participating securities. Diluted earnings per common share include the dilutive effect, if any, of additional potential common shares issuable under the Company’s equity incentive plan, computed using the treasury stock method. The Company had no dilutive securities for the three and six months ended June 30, 2026 and June 30, 2025.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Basic
Net income	$14,315	$11,015	$29,304	$21,183
Less allocation of earnings and dividends to participating securities	54	45	84	72
Net income available to common shareholders—basic	$14,261	$10,970	$29,220	$21,111
Weighted average common shares outstanding	20,786,101	15,524,490	20,765,913	15,506,750
Less average participating securities	79,006	96,692	59,198	81,784
Weighted average number of shares outstanding used in the calculation of basic earnings per common share	20,707,095	15,427,798	20,706,715	15,424,966
Earnings per common share:
Basic	$0.69	$0.71	$1.41	$1.37
Diluted	0.69	0.71	1.41	1.37

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

(10) Commitments, Contingencies and Off-Balance Sheet Risk

Some financial instruments, such as loan commitments, credit lines, letters of credit and overdraft protection, are issued to meet customers’ financing needs. These are agreements to provide credit or to support the credit of others, as long as the conditions established in the contract are met, and usually have expiration dates. Commitments may expire without being used. Off-balance-sheet risk of credit loss exists up to the face amount of these instruments, although material losses are not anticipated. The same credit policies are used to make such commitments as are used for loans, including obtaining collateral at exercise of commitment. The contractual amounts of financial instruments with off-balance-sheet risk were as follows at June 30, 2026 and December 31, 2025:

	Contract Amount
	June 30, 2026		December 31, 2025
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitment to extend credit:
Lines of credit and construction loans	$49,720	$712,891	$34,580	$652,725
Overdraft protection	10	45,831	10	51,961
Letters of credit	16	77	16	82
Total	$49,746	$758,799	$34,606	$704,768

Commitments to make loans are generally made for a period of one year or less. Fixed rate loan commitments included in the table above had interest rates ranging from 3.1% to 7.0% at June 30, 2026 and from 3.1% to 8.0% at December 31, 2025. Maturities extend up to 30 years.

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

Net periodic pension cost was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Service cost	$—	$—	$—	$—
Interest cost	94	96	187	192
Expected return on plan assets	(108)	(116)	(217)	(232)
Other components	—	—	—	—
Net periodic pension benefit	$(14)	$(20)	$(30)	$(40)

The Company does not expect to make any contribution to its pension plan in 2026. The Company made no contribution to its pension plan in 2025.

(12) Equity Incentive Plan

At the Company’s 2014 annual meeting, the shareholders adopted the Company’s 2014 Incentive Plan (“2014 Incentive Plan”). The 2014 Incentive Plan authorized the Company to grant options, stock awards, stock units and other awards for up to 375,000 common shares of the Company. The 2014 Incentive Plan expired in accordance with its terms on April 16, 2024, and no further awards may be granted under the 2014 Incentive Plan after April 16, 2024. On February 20, 2024, the Company's Board of Directors adopted the Civista Bancshares, Inc. 2024 Incentive Plan (the "2024 Incentive Plan"), which was subsequently approved by the shareholders of the Company at the Annual Meeting of Shareholders held on April 16, 2024. The 2024 Incentive Plan authorizes the Company to grant options, stock awards, stock units and other awards for up to 450,000 common shares of the Company. There were 329,487 shares available for grants under the 2024 Incentive Plan at June 30, 2026.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

No options were granted under the 2024 Incentive Plan during the three and six months ended June 30, 2026 and June 30, 2025.

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

The Company classifies share-based compensation for employees with “Compensation expense” in the Consolidated Statements of Operations.

The following is a summary of the Company’s outstanding restricted common shares and changes therein for the three and six months ended June 30, 2026:

	Three Months Ended		Six Months Ended
	June 30, 2026		June 30, 2026
	Number of Restricted Shares	Weighted Average Grant Date Fair Value	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Nonvested at beginning of period	79,006	$22.12	90,155	$19.72
Granted	—	—	51,378	24.87
Vested	—	—	(62,527)	20.92
Forfeited	—	—	—	—
Nonvested at end of period	79,006	$22.12	79,006	$22.12

The following is a summary of the status of the Company’s outstanding restricted common shares as of June 30, 2026:

At June 30, 2026
Date of Award	Shares	Remaining Expense	Remaining Vesting Period (Years)
March 3, 2022	1,467	18	0.50
March 14, 2023	4,373	74	1.50
March 12, 2024	10,931	144	2.50
March 12, 2024	2,586	18	0.50
September 9, 2024	858	8	1.25
March 11, 2025	13,002	241	3.50
March 11, 2025	7,269	115	1.50
March 13, 2026	15,317	350	4.75
March 13, 2026	23,203	500	2.75
	79,006	1,468	2.91

The Company recorded $164 and $197 of share-based compensation expense during the three months ended June 30, 2026 and 2025, respectively, for restricted shares granted to employees under the Company's incentive plans. The Company recorded $883 and $352 of share-based compensation expense during the six months ended June 30, 2026 and 2025, respectively, for restricted shares granted to employees under the Company's incentive plans. At June 30, 2026, the total compensation cost related to unvested awards not yet recognized was $1,468, which was expected to be recognized over the weighted average remaining life of the grants of 2.91 years.

During the second quarter of each year, directors of the Company's banking subsidiary, Civista, are paid a retainer in the form of non-restricted common shares of the Company. A total of 10,890 and 10,270 common shares were issued to Civista directors during the three months ended June 30, 2026 and 2025, respectively, as payment of their service on the Civista Board of Directors. The issuances were expensed in their entirety when the shares were issued in the amounts of $270 and $200, respectively.

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

Appraisals for individually analyzed collateral-dependent loans are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by the Company. Once received, a member of the Company’s asset quality or collections department reviews the assumptions and approaches utilized in the appraisal. Appraisal values are discounted from 0% to 70% to account for other factors that may impact the value of collateral.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

Assets and liabilities measured at fair value are summarized in the tables below.

	Fair Value Measurements at June 30, 2026 Using:
	(Level 1)	(Level 2)	(Level 3)
Assets measured at fair value on a recurring basis:
Securities available-for-sale
U.S. Treasury securities	$17,547	$—	$—
Obligations of U.S. Government agencies	—	19,062	$—
Obligations of states and political subdivisions	—	317,479	—
Mortgage-backed securities in government sponsored entities	—	313,226	—
Total securities available-for-sale	17,547	$649,767	—
Equity securities	—	2,865	—
Swap asset	—	2,352	—
Liabilities measured at fair value on a recurring basis:
Swap liability	$—	$6,584	$—
Assets measured at fair value on a nonrecurring basis:
Collateral-dependent loans	$—	$—	$9,736

	Fair Value Measurements at December 31, 2025 Using:
	(Level 1)	(Level 2)	(Level 3)
Assets measured at fair value on a recurring basis:
Securities available-for-sale
U.S. Treasury securities	$33,902	$—	$—
Obligations of U.S. Government agencies	—	27,115	—
Obligations of states and political subdivisions	—	324,798	—
Mortgage-backed securities in government sponsored entities	—	296,093	—
Total securities available-for-sale	33,902	648,006	—
Equity securities	—	2,692	—
Swap asset	—	3,494	—
Liabilities measured at fair value on a recurring basis:
Swap liability	$—	$5,748	$—
Assets measured at fair value on a nonrecurring basis:
Collateral-dependent loans	$—	$—	$13,140

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following tables present quantitative information about the Level 3 significant unobservable inputs for assets and liabilities measured at fair value on a nonrecurring basis at June 30, 2026 and December 31, 2025.

	Quantitative Information about Level 3 Fair Value Measurements
June 30, 2026	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
Collateral-dependent loans	$9,736	Appraisals which utilize sales comparison, net income and cost approach	Discounts for collection issues and changes in market conditions	20 - 61%	44%

	Quantitative Information about Level 3 Fair Value Measurements
December 31, 2025	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
Collateral-dependent loans	$13,140	Appraisals which utilize sales comparison, net income and cost approach	Discounts for collection issues and changes in market conditions	10 - 61%	42%

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

The fair values of nonmaturing deposits, which consist of non-interest bearing deposits, savings, NOW, and money market accounts, are considered equal to the amount payable on demand at the reporting date (i.e., carrying value) and are classified as Level 1. Fair values of time deposits are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits resulting in a Level 3 classification.

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

FHLB advances with maturities greater than 90 days and other borrowings are valued based on a discounted cash flow analysis, using interest rates currently being quoted for instruments of similar characteristics and maturities resulting in a Level 3 classification.

The carrying amount and fair value of financial instruments carried at amortized cost were as follows:

June 30, 2026	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from financial institutions	$61,743	$61,743	$61,743	$—	$—
Investments in time deposits	4,125	4,125	—	4,125	—
Other securities	28,957	28,957	—	28,957	—
Loans, held for sale	8,508	8,508	—	8,508	—
Loans and leases, net of allowance	3,213,191	3,114,806	—	—	3,114,806
Accrued interest receivable	14,849	14,849	14,849	—	—
Financial Liabilities:
Nonmaturing deposits	2,347,126	2,347,126	2,347,126	—	—
Time deposits	1,111,117	1,113,339	—	—	1,113,339
Short-term FHLB advances	123,500	123,500	123,500	—	—
Long-term FHLB advances	561	548	—	—	548
Subordinated debentures	104,317	103,133	—	—	103,133
Other borrowings	3,121	3,121	—	—	3,121
Accrued interest payable	3,091	3,091	3,091	—	—

December 31, 2025	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from financial institutions	$77,320	$77,320	$77,320	$—	$—
Investments in time deposits	1,165	1,165	—	1,165	—
Other securities	25,942	25,942	—	25,942	—
Loans, held for sale	7,180	7,180	—	7,180	—
Loans and leases, net of allowance	3,228,026	3,134,413	—	—	3,134,413
Accrued interest receivable	14,436	14,436	14,436	—	—
Financial Liabilities:
Nonmaturing deposits	2,339,170	2,339,170	2,339,170	—	—
Time deposits	1,127,294	1,129,549	—	—	1,129,549
Short-term FHLB advances	175,000	175,000	175,000	—	—
Long-term FHLB advances	855	838	—	—	838
Subordinated debentures	104,234	102,843	—	—	102,843
Other borrowings	4,090	4,090	—	—	4,090
Accrued interest payable	5,393	5,393	5,393	—	—

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

(14) Derivatives

Risk Management Objective Using Derivatives

The Company is exposed to certain risk arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk, primarily by managing the amount, sources, and duration of its assets and liabilities and the use of derivative financial instruments. Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the values of which are determined by interest rates. The Company’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company’s known or expected cash receipts and its known or expected cash payments.

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

An interest rate swap with a notional amount totaling $100.0 million as of June 30, 2026 was designated as a cash flow hedge to manage the risk of variability in cash flows (future interest payments) attributable to changes in the contractually specified benchmark interest rate on the Company's short-term fixed rate FHLB advances. The gross aggregate fair value of the swap was $348 and is recorded in Swap assets in the Consolidated Balance Sheets at June 30, 2026, with changes recorded in Other comprehensive income (loss). Amounts reported in Accumulated other comprehensive income related to this derivative will be reclassified to interest expense as interest payments are paid on the Company's short-term fixed rate FHLB advances. The hedge was executed to pay fixed and receive variable rate cash flows. The hedge was determined to be effective during the period and the Company expects the hedge to remain effective during the remaining term of the swap. A summary of the interest rate swap designated as a cash flow hedge is presented below (dollars in thousands):

	June 30, 2026	December 31 2025
Notational amount Cash Flow Hedge	$100,000	$100,000
Weighted average fixed pay rates	3.408%	3.408%
Weighted average variable SOFR receive rates	3.65%	3.69%
Weighted average remaining maturity (in years)	0.6	1.2
Fair Value	$348	$(74)

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

The Company presents non-designated derivative positions gross on the Consolidated Balance Sheets for customers and net for financial institution counterparty positions subject to master netting arrangements. The fair value on the asset side was reduced by the margin call adjustment per the Company's netting arrangement in the amounts of $4,580 and $2,180 as of June 30, 2026 and December 31, 2025, respectively.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following table reflects the derivative instruments not designated as hedging instruments recorded on the Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025:

	June 30, 2026		December 31, 2025
	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in Swap assets:
Interest rate swaps with loan customers in an asset position	$91,688	$1,193	$114,463	$2,792
Counterparty positions with financial institutions in an asset position	228,976	5,391	244,495	2,882
Total before netting adjustments		6,584		5,674
Netting adjustments - cash collateral posted by counterparties*		(4,580)		(2,180)
Total Swap assets		$2,004		$3,494
Included in Swap liabilities:
Interest rate swaps with loan customers in a liability position	$137,288	$6,584	$130,032	$5,674
Counterparty positions with financial institutions in a liability position	—	—	—	—
Total before netting adjustments		6,584		5,674
Netting adjustments - cash collateral posted to counterparties**		—		—
Total Swap liabilities		$6,584		$5,674
*Cash collateral posted by counterparties represents the obligation to return cash collateral received from counterparties.
**Cash collateral posted to counterparties represents the right to reclaim cash collateral that was paid to counterparties.
Gross notional positions with customers	$228,976		$244,495
Gross notional positions with financial institution counterparties	$228,976		$244,495

The Company monitors and controls these derivative products with a comprehensive Board of Director approved commercial loan swap policy. Transactions must be approved in advance by the Lenders Loan Committee or the Board of Directors. The Company classifies changes in fair value of derivative instruments not designated as hedging instruments in Other noninterest income in the Consolidated Statements of Operation. There was no gain or loss recognized on derivative instruments not designated as hedging instruments for the period ended June 30, 2026 or the period ended June 30, 2025.

At June 30, 2026 and December 31, 2025, the Company did not have any cash or securities pledged for collateral on its interest rate swaps with third party financial institutions. Cash pledged for collateral on interest rate swaps is classified as restricted cash on the Consolidated Balance Sheets.

(15) Qualified Affordable Housing Project Investments

The Company invests in certain qualified affordable housing projects. At June 30, 2026 and December 31, 2025, the balance of the Company's investments in qualified affordable housing projects was $17,643 and $16,386, respectively. These balances are reflected in the Other assets line on the Consolidated Balance Sheets. The unfunded commitments related to the investments in qualified affordable housing projects totaled $5,981 and $5,113 at June 30, 2026 and December 31, 2025, respectively. These balances are reflected in the Accrued expenses and other liabilities line on the Consolidated Balance Sheets.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

During the three months ended June 30, 2026 and 2025, the Company recognized amortization expense with respect to its investments in qualified affordable housing projects of $371 and $366, respectively, offset by tax credits and other benefits from its investments in affordable housing tax credits of $456 and $416, respectively. During the six months ended June 30, 2026 and 2025, the Company recognized amortization expense with respect to its investments in qualified affordable housing projects of $743 and $716, respectively, offset by tax credits and other benefits from its investments in affordable housing tax credits of $913 and $832, respectively. During the three and six months ended June 30, 2026 and 2025, the Company did not incur any impairment losses related to its investments in qualified affordable housing projects.

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

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three and six months ended June 30, 2026 and 2025.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Noninterest Income
In-scope of Topic 606:
Service charges	$1,889	$1,564	$3,603	$3,088
ATM/Interchange fees	1,555	1,418	2,941	2,744
Wealth management fees	1,459	1,325	2,892	2,665
Other	757	800	1,040	1,376
Noninterest Income (in-scope of Topic 606)	5,660	5,107	10,476	9,873
Noninterest Income (out-of-scope of Topic 606)	3,347	1,482	7,962	4,576
Total Noninterest Income	$9,007	$6,589	$18,438	$14,449

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

The balance sheet information related to our operating leases were as follows as of June 30, 2026 and December 31, 2025:

	Classification on the Consolidated Balance Sheet	June 30, 2026	December 31, 2025
Assets:
Operating lease	Other assets	$2,520	$2,387
Liabilities:
Operating lease	Accrued expenses and other liabilities	$2,520	$2,387

The cost components of our operating leases were as follows for the three and six months ended June 30, 2026 and June 30, 2025:

	Three Months Ended
	June 30,
	2026	2025
Lease cost
Operating lease cost	$201	$211
Short-term lease cost	12	8
Sublease income	(5)	(5)
Total lease cost	$208	$214

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

	Six Months Ended
	June 30,
	2026	2025
Lease cost
Operating lease cost	$408	$417
Short-term lease cost	24	19
Sublease income	(10)	(10)
Total lease cost	$422	$426

Maturities of our lease liabilities for all operating leases for each of the next five years and thereafter is as follows:

2026 (1)	$406
2027	798
2028	642
2029	455
2030	139
Thereafter	322
Total lease payments	$2,762
Less: Imputed Interest	242
Present value of lease liabilities	$2,520

(1) 2026 includes lease payments from July 1, 2026 through December 31, 2026.

The weighted average remaining lease terms and discount rates for all of our operating leases were as follows as of June 30, 2026:

Weighted-average remaining lease term-operating leases (years)	3.26
Weighted-average discount rate-operating leases	3.88%

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

The unpaid principal balance of loans acquired from FSB was $110.2 million at the Acquisition Date. Based on a third-party valuation, the loans were recorded at an estimated fair value of $104.2 million, which reflects credit, interest rate, liquidity, and other market-based valuation factors. The difference between the unpaid principal balance and fair value of approximately $6.0 million is primarily the non-credit purchase discount of $4.0 million that will be accreted into interest income over the average life of the portfolio using the level yield method and the $2.0 million addition to the ACL related to the acquired FSB loan portfolio. The amount of accretion recognized from the FSB acquisition life-to-date was $1,257 as of June 30, 2026, representing $444 in the second quarter of 2026, $477 in the first quarter of 2026, and $336 in the fourth quarter of 2025.

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

Core deposit intangibles are amortized over the expected useful lives, which was determined to be eight years using the sum-of-years-digits method. The net carrying amount of the core deposit intangible at June 30, 2026 was $5,942. The amount of amortization expense recognized on the FSB core deposit intangibles life-to-date was $1,034 as of June 30, 2026, representing $388 in the second quarter of 2026, $388 in the first quarter of 2026, and $258 in the fourth quarter of 2025.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

As of June 30, 2026, the estimated future amortization expense for the core deposit intangible was as follows:

Core deposit intangibles
2026 (1)	$743
2027	1,324
2028	1,130
2029	936
2030	743
Thereafter	1,066
$5,942

(1) 2026 includes six months of amortization expense for the period from July 1, 2026 through December 31, 2026.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the Acquisition Date for FSB.

Cash paid		$35,544
Common shares issued (1,434,473 shares)		31,214
Total		$66,758

Net assets acquired:
Cash and due from financial institutions	$185,018
Loans, net	104,200
Other securities	259
Premises and equipment	1,993
Accrued interest receivable	440
Core deposit intangible	6,975
Deferred taxes	(514)
Other assets	392
Time deposits	(112,174)
Noninterest-bearing deposits	(33,846)
Interest-bearing deposits	(90,076)
Other liabilities	(827)
		61,840
Goodwill resulting from the FSB acquisition		$4,918

The FSB acquisition did not have a material impact on the Company's capital ratios. Integration activities, including the core conversion of FSB into CBI, were completed in the first quarter of 2026. The Company has incurred $4,500 in acquisition related expenses life-to-date as of June 30, 2026, with $4,100 being expensed in 2025 and $400 in 2026, that are included in Other operating expenses in the Consolidated Statements of Operations.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion reviews the consolidated financial condition of the Company at June 30, 2026 compared to December 31, 2025, and the consolidated results of operations for the three and six months ended June 30, 2026, compared to the same period in 2025. This discussion should be read in conjunction with the Unaudited Consolidated Financial Statements and Notes included in this Quarterly Report on Form 10-Q.

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
•
changes in interest rates resulting from national and local economic conditions and the policies of regulatory authorities, including monetary policies of the Board of Governors of the Federal Reserve System, which may affect interest rates, interest margins, loan demand and interest rate sensitivity;
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
•
the impact on our businesses, and the risks described above, of various domestic or international widespread natural or other disasters including severe weather events, pandemics, cybersecurity attacks, system failures, civil unrest, military or terrorist activities or international conflicts, including Russia’s ongoing war on Ukraine and the conflicts in Iran (and the resulting disruptions in oil, energy and other commodity markets and supply chains), which can affect our earnings and capital as well as the ability of our customers to repay loans;
•
our ability to anticipate and successfully keep pace with technological changes affecting the financial services industry; and
•
other risks identified from time-to-time in the Company’s other public documents on file with the SEC, including those risks identified in “Item 1A. Risk Factors” of Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as supplemented by the disclosure under "Item 1A. Risk Factors" of Part II of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2026.

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

Financial Condition

Total assets of the Company at June 30, 2026 were $4,294,298 compared to $4,336,453 at December 31, 2025, a decrease of $42,155, or 1.0%. The decrease was mainly due to decreases in net loans of $14,835, securities available-for-sale of $14,594, and cash and due from financial institutions of $15,577. These decreases were slightly offset by increases in investments in time deposits of $2,960 and other securities of $3,015. Total liabilities at June 30, 2026 were $3,727,513 compared to $3,792,979 at December 31, 2025, a decrease of $65,466, or 1.7%. The decrease in total liabilities was primarily attributable to decreases in short-term FHLB advances of $51,500 and total deposits of $8,221.

Loans outstanding as of June 30, 2026 and December 31, 2025 were as follows:

	June 30, 2026	December 31, 2025	$ Change	% Change
Commercial & Agriculture	$315,479	$308,692	$6,787	2.2%
Commercial Real Estate—Owner Occupied	389,434	385,547	3,887	1.0%
Commercial Real Estate—Non-Owner Occupied	1,229,731	1,239,017	(9,286)	(0.7%)
Residential Real Estate	957,960	944,328	13,632	1.4%
Real Estate Construction	265,488	285,137	(19,649)	(6.9%)
Farm Real Estate	32,440	37,775	(5,335)	(14.1%)
Lease Financing Receivables	32,665	35,103	(2,438)	(6.9%)
Consumer and Other	31,707	34,447	(2,740)	(8.0%)
Total loans	3,254,904	3,270,046	(15,142)	(0.5%)
Allowance for credit losses	(41,713)	(42,020)	307	(0.7%)
Net loans	$3,213,191	$3,228,026	$(14,835)	(0.5%)

Loans held for sale increased $1,328 since December 31, 2025. The increase was due to an increase in average loan balances held for sale as well as the timing of selling the loans. At June 30, 2026, 28 loans totaling $8,508 were held for sale as compared to 27 loans totaling $7,180 at December 31, 2025.

Net loans decreased $14,835, or 0.5%, since December 31, 2025. The decrease at June 30, 2026 was mainly attributed to decreases in Real Estate Construction, Commercial Real Estate - Non-Owner Occupied, and Farm Real Estate loans, partially offset by increases in Residential Real Estate, Commercial & Agriculture, and Commercial Real Estate - Owner Occupied loans. At June 30, 2026, the loan to deposit ratio was 94.1% compared to 94.3% at December 31, 2025.

During the first six months of 2026, provisions and recoveries made to the allowances for credit losses and off-balance sheet credit exposures resulted in a net expense of $1,141 to the provision for credit losses, compared to an expense of $2,592 during the same period in 2025. The decrease in the provision expense for the first six months of 2026 was the result of loan balances decreasing $15,142 in addition to favorable changes in economic factors for the six months ended June 30, 2026.

Reserves on the Lease Financing Receivables portfolio decreased at June 30, 2026, primarily related to lower balance growth in 2026 as CLF has experienced lower origination for leases. Total delinquencies on Lease Financing Receivables decreased from December 31, 2025 to June 30, 2026. Lease Financing Receivables 30-59 days past due and 60-89 days past due combined decreased from $2,541 to $675, and the balance of 90 days or greater past due also decreased from $454 to $103. Nonaccrual Lease Financing Receivables decreased from $291 at December 31, 2025 to $28 at June 30, 2026.

Net charge-offs for the first six months ended June 30, 2026 totaled $790, compared to net charge-offs of $1,633 for the same period of 2025. For the six months ended June 30, 2026, the Company charged off a total of 21 loans and leases, consisting of three Commercial & Agriculture loans totaling $98, seven Lease Financing Receivables totaling $348, one Commercial Real Estate - Non-Owner Occupied

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

loan totaling $484, seven Consumer and Other loans totaling $20 and three Residential Real Estate loan totaling $30. In addition, during the six months ended June 30, 2026, the Company had recoveries on previously charged-off Commercial & Agriculture loans of $96, Commercial Real Estate - Owner Occupied loans of $3, Commercial Real Estate - Non-Owner Occupied loans of $2, Residential Real Estate loans of $34, Lease Financing Receivables of $44 and Consumer and Other loans of $11. For each loan category, as well as in total, the percentage of net charge-offs to loans was less than one percent. Each of these factors was considered by management as part of the examination of both the level and mix of the allowance by credit type as well as the overall level of the allowance.

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

Loans are generally moved to nonaccrual status when 90 days or more past due or at an earlier date when full collection of principal and interest is in doubt. Total loans 90 days or more past due increased from $4,109 at December 31, 2025 to $13,853 at June 30, 2026; however, this increase can be attributed to one Commercial Real Estate - Non-Owner Occupied loan with a balance of approximately $7,900 that was 30-59 days past due as of December 31, 2025 and became greater than 90 days past due by June 30, 2026, which is why total loans past due did not experience the same trend, decreasing slightly from December 31, 2025 to June 30, 2026. Further, this loan was already moved to nonaccrual as of December 31, 2025 and was individually evaluated for purpose of the December 31, 2025 allowance calculation, resulting in a specific reserve of $3,000. As of June 30, 2026, the loan remains on nonaccrual and continues to be individually evaluated with a $2,000 specific reserve. For this reason, nonaccrual loans did not move consistently with the increase in 90 days or more past due, decreasing slightly from $30,834 at December 31, 2025 to $29,865 at June 30, 2026 and the increase in 90 days or more past due did not result in an increase to our estimated allowance, because the related risk was already accounted for in both the December 31, 2025 and June 30, 2026 allowance for credit loss estimate. Loans, or portions thereof, are charged-off when deemed uncollectible. The allowance for credit losses as a percent of total loans was 1.28% at both June 30, 2026 and December 31, 2025.

Cash and due from financial institutions decreased by $15,577, from $77,320 at December 31, 2025 to $61,743 at June 30, 2026. The decrease is mainly due to a decrease in overnight investments at the Federal Reserve.

The available-for-sale securities portfolio decreased by $14,594, from $681,908 at December 31, 2025 to $667,314 at June 30, 2026. Management continually evaluates our securities portfolio in response to established asset/liability management objectives, changing market conditions that could affect profitability, and the level of interest rate risk to which the Company is exposed. These evaluations may cause the Company to change the level of funds it deploys into investment securities and change the composition of its investment securities portfolio. As of June 30, 2026, the Company was in compliance with all pledging requirements.

Total deposits as of June 30, 2026 and December 31, 2025 were as follows:

	June 30, 2026	December 31, 2025	$ Change	% Change
Noninterest-bearing demand	$695,142	$702,032	$(6,890)	(1.0%)
Interest-bearing demand	380,752	400,403	(19,651)	(4.9%)
Savings and money market	1,271,089	1,234,593	36,496	3.0%
Time deposits	761,117	727,294	33,823	4.7%
Brokered deposits	350,143	402,142	(51,999)	(12.9%)
Total Deposits	$3,458,243	$3,466,464	$(8,221)	(0.2%)

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

The Company had approximately $638,065 and $647,472 of uninsured deposits as of June 30, 2026 and December 31, 2025, respectively. Uninsured deposit amounts are estimated based on the portions of customer account balances that exceed the FDIC insurance limit of $250.

Total deposits at June 30, 2026 decreased $8,221 from December 31, 2025. Time deposits and savings and money markets increased $33,823 and $36,496, respectively, from December 31, 2025, while brokered deposits, interest-bearing demand deposits, and noninterest-bearing demand deposits decreased $51,999, $19,651, and $6,890, respectively, from December 31, 2025. The increase in time deposits was mainly due to an increase in jumbo time deposits of $26.5 million and retail certificates of deposit of $8.8 million, respectively. The increase in savings and money markets was due to increases of $34,150 and $10,555 in business money market deposits and public fund money market accounts, respectively, partially offset by a decrease in Insured Cash Sweep (ICS) money market deposits of $5,132. Brokered deposits decreased $51,999 as the Company continues its strategy to reduce brokered deposits and replace them with core deposits. The decrease in interest-bearing demand deposits was primarily due to decreases of $12,448 and $10,441 in retail interest-bearing demand deposits and interest-bearing public fund accounts, respectively, partially offset by an increase of $4,566 in business interest-bearing demand deposits. The decrease in noninterest-bearing demand deposits was mainly due to a decrease in business commercial deposits. The year-to-date average balance of total deposits increased $273,096, compared to the average balance for the same period in 2025 due to increases of $127,663, $107,559, and $37,874 in the average balance of time deposits, demand and savings deposits, and noninterest-bearing deposits, respectively.

Short-term FHLB advances decreased $51,500 from December 31, 2025 to June 30, 2026, due to liquidity generated from reductions in loans and in our securities portfolio, together with operating cash flows, which were used to repay short-term FHLB advances.

Shareholders’ equity at June 30, 2026 was $566,785, or 13.2% of total assets, compared to $543,474, or 12.5% of total assets, at December 31, 2025. The increase was a result of net income of $29,304 and a decrease in accumulated other comprehensive loss of $645 resulting from the change in the unrealized loss on available-for-sale securities and derivatives, in addition to an increase of $1,153 in stock compensation , partially offset by dividends paid on common shares of $7,473.

Total outstanding common shares at June 30, 2026 were 20,794,238, which increased slightly from 20,746,474 common shares outstanding at December 31, 2025. Common shares outstanding increased due to the grant of 10,890 common shares to Civista directors as payment for their service on the Civista Board of Directors and 51,378 restricted common shares to certain officers under the Company’s 2024 Incentive Plan, partially offset by 14,504 common shares surrendered by officers to the Company to pay taxes upon vesting of restricted shares.

Results of Operations

Three Months Ended June 30, 2026 and 2025

The Company had net income of $14,315 for the three months ended June 30, 2026, an increase of $3,300 from net income of $11,015 for the same period of 2025. Basic and diluted earnings per common share were $0.69 for the quarter ended June 30, 2026, compared to $0.71 for the same period of 2025. In the second quarter of 2025, net income was increased by $757 from non-recurring adjustments resulting from the Civista Leasing and Finance ("CLF") division's core system conversion. The primary reasons for the changes in net income are explained below.

Net interest income for the three months ended June 30, 2026 was $38,593, an increase of $3,779 from $34,814 for the same period of 2025. In the second quarter of 2025, net interest income was increased by $1,621 resulting from the non-recurring adjustments from the CLF core system conversion. The quarterly increase was a result of an increase of $276 in total interest and dividend income, coupled with a $3,503 decrease in total interest expense. Total interest-earning assets averaged $3,992,950 during the three months ended June 30, 2026, an increase of $151,581 from $3,841,369 for the same period of 2025. The Company’s total average interest-bearing liabilities decreased from $3,062,324 during the three months ended June 30, 2025 to $2,997,826 during the three months ended June 30, 2026. The Company’s fully tax equivalent net interest margin for the three months ended June 30, 2026 and 2025 was 3.89% and 3.64%, respectively.

Total interest and dividend income was $56,547 for the three months ended June 30, 2026, an increase of $276 from $56,271 for the same period of 2025. The increase in interest and dividend income is mainly attributable to increases of $156 and $264 in taxable securities and deposits in other banks, respectively, partially offset by a decrease in interest and fees on loans of $84 which was impacted by the non-recurring adjustment mentioned above in the second quarter of 2025. The average balance of loans increased by $107,864, or 3.4%, to $3,243,955 for the three months ended June 30, 2026, as compared to $3,136,091 for the same period of 2025.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Interest on taxable securities increased $156 to $3,907 for the three months ended June 30, 2026, compared to $3,751 for the same period of 2025. The average balance of taxable securities increased $13,820 to $417,924 for the three months ended June 30, 2026, as compared to $404,104 for the same period of 2025. The yield on taxable securities increased 9 basis points to 3.51% for the three months ended June 30, 2026, compared to 3.42% for the same period of 2025, resulting from the purchase of similar securities to replace matured securities with the new securities having higher rates than when the matured securities were originally purchased. Interest on tax-exempt securities decreased $60 to $2,278 for the three months ended June 30, 2026, compared to $2,338 for the same period of 2025. Interest on deposits in other banks increased $264 to $474 for the three months ended June 30, 2026, compared to $210 for the same period of 2025. The average balance of interest-bearing deposits in other banks increased $29,676 to $52,919 for the three month period ended June 30, 2026, compared to $23,243 for the same period of 2025. The yield on interest-bearing deposits in other banks decreased 2 basis points to 3.59% for the three months ended June 30, 2026, compared to 3.61% for the same period of 2025.

Total interest expense decreased $3,503, or 16.3%, to $17,954 for the three months ended June 30, 2026, compared to $21,457 for the same period of 2025. For the three months ended June 30, 2026, the average balance of interest-bearing liabilities decreased $64,498 to $2,997,826, as compared to $3,062,324 for the same period of 2025. Interest incurred on deposits increased by $336 to $15,894 for the three months ended June 30, 2026, compared to $15,558 for the same period of 2025. The average balance of interest-bearing deposits increased by $243,145 to $2,781,645 for the three months ended June 30, 2026, as compared to the same period in 2025, which was almost fully offset by the decrease in the rate paid on interest-bearing deposits from 2.46% for the second quarter of 2025 to 2.29% in the second quarter of 2026. The decrease in rates was mainly driven by time deposits related to paying lower rates on retail and brokered CDs due to the lower rate environment in the second quarter of 2026 compared to the same period of 2025. Interest expense incurred on short-term FHLB advances decreased mainly due to the average balance of short-term FHLB advances decreasing by $304,722 to $107,823 for the three months ended June 30, 2026, as compared to the same period in 2025.

The following table presents the condensed average balance sheets for the three months ended June 30, 2026 and 2025. The daily average loan amounts outstanding are net of unearned income and include loans held for sale and nonaccrual loans. The average balance of securities is computed using the carrying value of securities. Rates are annualized and taxable equivalent yields are computed using a

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

21% tax rate for tax-exempt interest income. The average yield has been computed using the historical amortized cost average balance for available-for-sale securities.

	Three Months Ended June 30,
	2026			2025
Assets:	Average balance	Interest	Yield/ rate*	Average balance	Interest	Yield/ rate*
Interest-earning assets:
Loans, including fees**	$3,243,955	$49,887	6.17%	$3,136,091	$49,972	6.39%
Taxable securities	417,924	3,908	3.51%	404,104	3,751	3.42%
Tax-exempt securities	278,152	2,278	3.90%	277,931	2,338	3.88%
Interest-bearing deposits in other banks	52,919	474	3.59%	23,243	210	3.61%
Total interest-earning assets	$3,992,950	$56,547	5.67%	$3,841,369	$56,271	5.84%
Noninterest-earning assets:
Cash and due from financial institutions	34,901			40,329
Premises and equipment, net	38,277			44,687
Accrued interest receivable	14,267			13,919
Intangible assets	142,469			132,887
Bank owned life insurance	63,680			63,302
Other assets	52,725			59,948
Less allowance for loan losses	(40,734)			(40,546)
Total Assets	$4,298,535			$4,155,895
Liabilities and Shareholders Equity:
Interest-bearing liabilities:
Demand and savings	$1,690,167	$5,997	1.42%	$1,551,856	$5,632	1.46%
Time	1,091,478	9,897	3.64%	986,644	9,926	4.04%
Short-term FHLB advances	107,823	838	3.12%	412,545	4,603	4.48%
Long-term FHLB advances	644	5	2.85%	1,260	8	2.57%
Other borrowings	3,421	97	11.38%	5,874	123	8.40%
Subordinated debentures	104,293	1,120	4.31%	104,145	1,165	4.49%
Total interest-bearing liabilities	$2,997,826	$17,954	2.40%	$3,062,324	$21,457	2.81%
Noninterest-bearing deposits	703,040			652,092
Other liabilities	36,568			40,564
Shareholders’ Equity	561,101			400,915
Total Liabilities and Shareholders’ Equity	$4,298,535			$4,155,895
Net interest income and interest rate spread(1)		$38,593	3.27%		$34,814	3.03%
Net interest margin(2)			3.89%			3.64%

(1) Net interest spread represents the difference between the yield on average interest-earning assets and the cost of interest-bearing liabilities.

(2) Net interest margin represents net interest income divided by average interest-earning assets.

*Average yields are presented on a tax equivalent basis. The tax equivalent effect associated with loans and investments, included in the yields above, was $606 and $622 for the three months ended June 30, 2026 and 2025, respectively.

**Average balance includes nonaccrual loans.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Net interest income may also be analyzed by comparing the volume and rate components of interest income and interest expense. The following table provides an analysis of the changes in interest income and expense between the three months ended June 30, 2026 and 2025.

	Increase (decrease) due to:
	Volume (1)	Rate (1)	Net
	(Dollars in thousands)
Interest income:
Loans, including fees	$1,689	$(1,774)	$(85)
Taxable securities	57	99	156
Tax-exempt securities	(77)	17	(60)
Interest-bearing deposits in other banks	266	(1)	264
Total interest income	$1,935	$(1,659)	$276
Interest expense:
Demand and savings	$493	$(128)	$365
Time	1,001	(1,030)	(29)
Short-term FHLB advances	(2,669)	(1,096)	(3,765)
Long-term FHLB advances	(5)	2	(3)
Other borrowings	(61)	35	(26)
Subordinated debentures	2	(47)	(45)
Total interest expense	$(1,239)	$(2,264)	$(3,503)
Net interest income	$3,174	$605	$3,779

(1) The change in interest income and interest expense due to changes in both volume and rate, which cannot be segregated, has been allocated proportionately to the change due to volume and the change due to rate.

The Company provides for credit losses through regular provisions to the allowance for credit losses. During the three months ended June 30, 2026, the Company recorded a provision for credit losses for loans and off-balance sheet credit exposures of $1,770, an increase of $745, from an expense of $1,025 during the three months ended June 30, 2025.

Noninterest income for the three month periods ended June 30, 2026 and 2025 was as follows:

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
Service charges	$1,889	$1,564	$325	20.8%
Net gain (loss) on equity securities	140	(74)	214	289.2%
Net gain on sale of loans and leases	1,501	841	660	78.5%
ATM/Interchange fees	1,555	1,418	137	9.7%
Wealth management fees	1,459	1,325	134	10.1%
Lease revenue and residual income	1,404	525	879	167.4%
Bank owned life insurance	399	386	13	3.4%
Swap fees	3	53	(50)	(94.3%)
Other	657	551	106	19.2%
Total noninterest income	$9,007	$6,589	$2,418	36.7%

Total noninterest income for the three months ended June 30, 2026 was $9,007, an increase of $2,418, or 36.7%, from $6,589 for the same period of 2025. Noninterest income was reduced by $1,044 in the second quarter of 2025 from non-recurring adjustments resulting from the CLF core system conversion. Service charges increased $325 for the three months ended June 30, 2026, compared to the same period of 2025, primarily from higher business service charges and retail overdrafts. Net gain on sale of loans and leases increased $660 for the three months ended June 30, 2026, compared to the same period of 2025, resulting from favorable secondary market conditions resulting in higher sales volumes for both loans and leases. Lease revenue and residual income increased $879 for the three months ended June 30, 2026, compared to the same period of 2025, mainly due to the non-recurring adjustment noted above.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Noninterest expense for the three month periods ended June 30, 2026 and 2025 was as follows:

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
Compensation expense	$15,737	$15,011	$726	4.8%
Net occupancy expense	1,583	1,419	164	11.6%
Contracted data processing	582	536	46	8.6%
FDIC Assessment	420	689	(269)	(39.0%)
State franchise tax	599	634	(35)	(5.5%)
Professional services	1,221	1,798	(577)	(32.1%)
Equipment expense	1,720	1,764	(44)	(2.5%)
ATM/Interchange expense	743	683	60	8.8%
Marketing	542	289	253	87.5%
Amortization of core deposit intangibles	696	338	358	105.9%
Software maintenance expense	1,235	1,294	(59)	(4.6%)
Other	3,575	$3,027	548	18.1%
Total noninterest expense	$28,653	$27,482	$1,171	4.3%

Total noninterest expense for the three months ended June 30, 2026 was $28,653, an increase of $1,171 or 4.3%, from $27,482 compared to the same period of 2025. Noninterest expenses were reduced by $311 in the second quarter of 2025 from non-recurring adjustments resulting from the CLF core system conversion. The increase in total noninterest expense was primarily due to increases in compensation, amortization of core deposit intangibles, and other expenses, partially offset by decreases in FDIC assessment and professional fees. The increase in compensation expense was primarily due to increases in salaries, commissions, and medical expenses associated with operating with higher average full-time equivalent (FTE) employees year-over-year. The average number of FTEs for the three months ended June 30, 2026 was 549, compared to 526 for the same period of 2025. The increase in amortization of core deposit intangibles is related to the FSB merger. The increase in other expense is mainly related to the non-recurring adjustment mentioned above in the second quarter of 2025. The decrease in FDIC assessment is mainly due to an improvement in Civista's risk-based assessment rate, reflecting favorable trends in regulatory ratios and supervisory metrics used in the FDIC's pricing methodology. The decrease in professional fees is primarily due to higher consulting expenses in 2025 related to CLF's core system conversion.

Income tax expense for the three months ended June 30, 2026 totaled $2,862, up $981 compared to the same period of 2025. The effective tax rates for the three month periods ended June 30, 2026 and 2025 were 16.7% and 14.6%, respectively. The increase in the effective tax rate for the three month period ended June 30, 2026, was primarily due to an increase in the forecasted pre-tax income outpacing the permanent differences for 2026, thus, creating more taxable income at the statutory tax rate of 21% and increasing the Company's effective tax rate. The difference between the statutory federal income tax rate and the Company’s effective tax rate is the permanent tax differences, primarily consisting of tax-exempt interest income from municipal investments and loans, low-income housing tax credits, tax-deductible captive insurance premiums and bank owned life insurance income.

Six Months Ended June 30, 2026 and 2025

The Company had net income of $29,304 for the six months ended June 30, 2026, an increase of $8,121 from $21,183 for the same period of 2025. Basic and diluted earnings per common share were $1.41 for the six months ended June 30, 2026, compared to $1.37 for the same period of 2025. For the six months ended June 30, 2026, net income was reduced by $374 from non-recurring adjustments related to acquisition-related expenses associated with the FSB merger. For the six months ended June 30, 2025, net income was increased by $757 from non-recurring adjustments resulting from the CLF core system conversion. The primary reasons for the changes in net income are explained below.

Net interest income for the six months ended June 30, 2026 was $76,416, an increase of $8,829 from $67,587 for the same period of 2025. For the six months ended June 30, 2025, net interest income was increased by $1,621 resulting from the non-recurring adjustments from the CLF core system conversion. The year-to-date increase was a result of an increase of $2,352 in total interest and dividend income, coupled with a $6,477 decrease in total interest expense. Total interest-earning assets averaged $3,998,020 during the six months ended June 30, 2026, an increase of $176,371 from $3,821,649 for the same period of 2025. The Company’s total average interest-bearing liabilities decreased from $3,010,528 during the six months ended June 30, 2025 to $3,034,362 during the six months ended

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

June 30, 2026. The Company’s fully tax equivalent net interest margin for the six months ended June 30, 2026 and 2025 was 3.87% and 3.57%, respectively.

Total interest and dividend income was $112,356 for the six months ended June 30, 2026, an increase of $2,352 from $110,004 for the same period of 2025. The increase in interest and dividend income is mainly attributable to increases of $1,500, $555 and $394 in interest and fees on loans, taxable securities and deposits in other banks, respectively, partially offset by a decrease in tax-exempt securities of $97. The average balance of loans increased by $130,259, or 4.2%, to $3,248,126 for the six months ended June 30, 2026, as compared to $3,117,867 for the same period of 2025.

Interest on taxable securities increased $555 to $7,861 for the six months ended June 30, 2026, compared to $7,306 for the same period of 2025. The average balance of taxable securities increased $24,783 to $425,301 for the six months ended June 30, 2026, as compared to $400,518 for the same period of 2025. The yield on taxable securities increased 13 basis points to 3.50% for the six months ended June 30, 2026, compared to 3.37% for the same period of 2025, resulting from the purchase of similar securities to replace matured securities with the new securities having higher rates than when the matured securities were originally purchased. Interest on deposits in other banks increased $394 to $796 for the six months ended June 30, 2026, compared to $402 for the same period of 2025. The average balance of interest-bearing deposits in other banks increased $21,817 to $42,898 for the six months ended June 30, 2026, compared to $21,081 for the same period of 2025. The yield on interest-bearing deposits in other banks decreased 13 basis points to 3.71% for the six months ended June 30, 2026, compared to 3.84% for the same period of 2025.

Total interest expense decreased $6,477, or 15.3%, to $35,940 for the six months ended June 30, 2026, compared to $42,417 for the same period of 2025. For the six months ended June 30, 2026, the average balance of interest-bearing liabilities decreased $23,834 to $3,010,528, as compared to $3,034,362 for the same period of 2025. Interest incurred on deposits were basically flat at $31,347 for the six months ended June 30, 2026, compared to $31,274 for the same period of 2025. The average balance of interest-bearing deposits increased by $235,222 to $2,773,752 for the six months ended June 30, 2026, as compared to the same period in 2025, which was fully offset by the decrease in the rate paid on interest-bearing deposits from 2.48% for the six months ended June 30, 2025 to 2.28% for the six months ended June 30, 2026. The decrease in rates was mainly driven by paying lower rates on retail and brokered CDs due to the lower rate environment in the first six month of 2026 compared to the same period of 2025. Interest expense incurred on short-term FHLB advances decreased mainly due to the average balance of short-term FHLB advances decreasing by $256,097 to $128,127 for the six months ended June 30, 2026, as compared to the same period in 2025.

The following table presents the condensed average balance sheets for the six months ended June 30, 2026 and 2025. The daily average loan amounts outstanding are net of unearned income and include loans held for sale and nonaccrual loans. The average balance of securities is computed using the carrying value of securities. Rates are annualized and taxable equivalent yields are computed using a 21% tax rate for tax-exempt interest income. The average yield has been computed using the historical amortized cost average balance for available-for-sale securities.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

	Six Months Ended June 30,
	2026			2025
Assets:	Average balance	Interest	Yield/ rate*	Average balance	Interest	Yield/ rate*
Interest-earning assets:
Loans, including fees**	$3,248,126	$99,117	6.15%	3,117,867	97,618	6.31%
Taxable securities	425,301	7,862	3.50%	400,518	7,306	3.37%
Tax-exempt securities	281,695	4,581	3.92%	282,183	4,678	3.90%
Interest-bearing deposits in other banks	42,898	796	3.71%	21,081	402	3.84%
Total interest-earning assets	$3,998,020	$112,356	5.67%	$3,821,649	$110,004	5.77%
Noninterest-earning assets:
Cash and due from financial institutions	37,004			41,758
Premises and equipment, net	39,128			45,541
Accrued interest receivable	14,232			13,744
Intangible assets	142,868			133,076
Bank owned life insurance	63,484			63,110
Other assets	52,206			59,271
Less allowance for loan losses	(41,196)			(40,252)
Total Assets	$4,305,746			$4,137,897
Liabilities and Shareholders Equity:
Interest-bearing liabilities:
Demand and savings	$1,672,887	$11,428	1.38%	$1,565,328	$11,360	1.46%
Time	1,100,865	19,919	3.65%	973,202	19,914	4.13%
Short-term FHLB advance	128,127	2,186	3.44%	384,224	8,532	4.48%
Long-term FHLB advance	712	10	2.78%	1,334	17	2.57%
Other borrowings	3,666	169	9.32%	6,150	268	8.78%
Subordinated debentures	104,271	2,228	4.32%	104,124	2,326	4.50%
Total interest-bearing liabilities	$3,010,528	$35,940	2.41%	$3,034,362	$42,417	2.82%
Noninterest-bearing deposits	699,256			661,382
Other liabilities	38,422			43,174
Shareholders’ Equity	557,540			398,979
Total Liabilities and Shareholders’ Equity	$4,305,746			$4,137,897
Net interest income and interest rate spread(1)		$76,416	3.26%		$67,587	2.95%
Net interest margin(2)			3.87%			3.57%

(1) Net interest spread represents the difference between the yield on average interest-earning assets and the cost of interest-bearing liabilities.

(2) Net interest margin represents net interest income divided by average interest-earning assets.

*Average yields are presented on a tax equivalent basis. The tax equivalent effect associated with loans and investments, included in the yields above, was $1.2 million and $1.2 million for the six month periods ended June 30, 2026 and 2025, respectively.

**Average balance includes nonaccrual loans.

Net interest income may also be analyzed by comparing the volume and rate components of interest income and interest expense. The following table provides an analysis of the changes in interest income and expense between the six months ended June 30, 2026 and 2025. The table is presented on a fully tax-equivalent basis.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

	Increase (decrease) due to:
	Volume (1)	Rate (1)	Net
	(Dollars in thousands)
Interest income:
Loans, including fees	$4,013	$(2,514)	$1,499
Taxable securities	256	300	556
Tax-exempt securities	(129)	32	(97)
Federal funds purchased	6	—	6
Interest-bearing deposits in other banks	403	(15)	388
Total interest income	$4,549	$(2,197)	$2,352
Interest expense:
Demand and savings	$757	$(689)	$68
Time	2,452	(2,447)	5
Short-term FHLB advance	(4,709)	(1,637)	(6,346)
Long-term FHLB advance	(9)	2	(7)
Other borrowings	(114)	15	(99)
Subordinated debentures	2	(100)	(98)
Total interest expense	$(1,621)	$(4,856)	$(6,477)
Net interest income	$6,170	$2,659	$8,829

(1) The change in interest income and interest expense due to changes in both volume and rate, which cannot be segregated, has been allocated proportionately to the change due to volume and the change due to rate.

The Company provides for credit losses through regular provisions to the allowance for credit losses. During the six months ended June 30, 2026, the Company recorded a provision for credit losses of $1,141, a decrease of $1,451, from $2,592 during the six months ended June 30, 2025.

Noninterest income for the six months ended June 30, 2026 and 2025 was as follows:

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
Service charges	$3,603	$3,088	$515	16.7%
Net gain (loss) on equity securities	173	(103)	276	268.0%
Net gain on sale of loans and leases	3,106	1,445	1,661	114.9%
ATM/Interchange fees	2,941	2,744	197	7.2%
Wealth management fees	2,892	2,665	227	8.5%
Lease revenue and residual income	3,034	2,421	613	25.3%
Bank owned life insurance	789	773	16	2.1%
Swap fees	59	125	(66)	-52.8%
Other	1,841	1,291	550	42.6%
Total noninterest income	$18,438	$14,449	$3,989	27.6%

Total noninterest income for the six months ended June 30, 2026 was $18,438, an increase of $3,989, or 27.6%, from $14,449 for the same period of 2025. Noninterest income was reduced by $1,044 for the six months ended June 30, 2025, from non-recurring adjustments resulting from the CLF core system conversion. Service charges increased $515 for the six months ended June 30, 2026, compared to the same period of 2025, primarily from higher business service charges and retail overdrafts. Net gain on sale of loans and leases increased $1,661 for the six months ended June 30, 2026, compared to the same period of 2025, resulting from favorable secondary market conditions resulting in higher sales volumes for both loans and leases, coupled with disciplined pricing strategies on both the loan and lease gain on sale margins. Lease revenue and residual income increased $613 for the six months ended June 30, 2026, compared to the same period of 2025, mainly due to the non-recurring adjustment noted above.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

The components of noninterest expense for the six month periods ended June 30, 2026 and 2025 are as follows:

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
Compensation expense	$31,966	$29,054	$2,912	10.0%
Net occupancy expense	3,206	3,053	153	5.0%
Contracted data processing	1,312	1,103	209	18.9%
FDIC Assessment	843	1,562	(719)	-46.0%
State franchise tax	1,153	1,160	(7)	-0.6%
Professional services	2,806	3,888	(1,082)	-27.8%
Equipment expense	3,809	3,867	(58)	-1.5%
ATM/Interchange expense	1,475	1,263	212	16.8%
Marketing	1,020	585	435	74.4%
Amortization of core deposit intangibles	1,392	670	722	107.8%
Software maintenance expense	2,710	2,571	139	5.4%
Other	6,834	5,832	1,002	17.2%
Total noninterest expense	$58,526	$54,608	$3,918	7.2%

Total noninterest expense for the six months ended June 30, 2026 was $58,526, an increase of $3,918, or 7.2%, from $54,608 compared to the same period of 2025. Noninterest expenses were reduced by $311 for the six months ended June 30, 2025 from non-recurring adjustments resulting from the CLF core system conversion. The increase in total noninterest expense was primarily due to increases in compensation, marketing, amortization of core deposit intangibles, software maintenance, and other expenses, partially offset by decreases in FDIC assessment and professional fees. The increase in compensation expense was primarily due to increases in salaries, commissions, and medical expenses resulting from operating with higher average full-time equivalent (FTE) employees year-over-year. The average number of FTEs for the six months ended June 30, 2026 was 548, compared to 523 for the same period of 2025. The increase in marketing expenses is related to an increase in digital marketing campaigns. The increase in amortization of core deposit intangibles is related to the FSB merger. The increase in software maintenance expense is primarily related to year-over-year maintenance increases as well as having more users increasing licensing costs. The increase in other expense is mainly related to the non-recurring adjustments related to the FSB merger for the six months ended June 30, 2026 and the non-recurring adjustment mentioned above related to the CLF core system conversion for the six months ended June 30, 2025. The decrease in FDIC assessment is mainly due to an improvement in Civista's risk-based assessment rate, reflecting favorable trends in regulatory ratios and supervisory metrics used in the FDIC's pricing methodology. The decrease in professional fees is primarily due to lower consulting expenses related to CLF's core system conversion.

Income tax expense for the six months ended June 30, 2026 totaled $5,883, up $2,230 compared to the same period of 2025. The effective tax rates for the six month periods ended June 30, 2026 and 2025 were 16.7% and 14.7%, respectively. The increase in the effective tax rate for the six month period ended June 30, 2026, was primarily due to an increase in the forecasted pre-tax income outpacing the permanent differences for 2026, thus, creating more taxable income at the statutory tax rate of 21% and increasing the Company's effective tax rate. The difference between the statutory federal income tax rate and the Company’s effective tax rate is the permanent tax differences, primarily consisting of tax-exempt interest income from municipal investments and loans, low-income housing tax credits, tax-deductible captive insurance premiums and bank owned life insurance income.

Capital Resources

Shareholders’ equity at June 30, 2026 was $566,785, or 13.2% of total assets, compared to $543,474, or 12.5% of total assets, at December 31, 2025. The increase was a result of net income of $29,304 and a decrease in accumulated other comprehensive loss of $645 resulting from the change in the unrealized loss on available-for-sale securities and derivatives, in addition to an increase of $1,153 in stock compensation, partially offset by dividends paid on common shares of $7,473.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

All of the Company’s capital ratios exceeded the regulatory minimum guidelines as of June 30, 2026 and December 31, 2025 as identified in the following table:

	Total Risk Based Capital	Tier I Risk Based Capital	CET1 Risk Based Capital	Leverage Ratio
Company Ratios—June 30, 2026	18.9%	15.3%	14.4%	11.9%
Company Ratios—December 31, 2025	18.0%	14.5%	13.6%	11.3%
For Capital Adequacy Purposes	8.0%	6.0%	4.5%	4.0%

Liquidity

The Company maintains a conservative liquidity position. All securities, with the exception of equity securities, are classified as available-for-sale. Securities, with maturities of one year or less, totaled $7,748, or 1.2% of the total securities portfolio, at June 30, 2026. The available-for-sale securities portfolio helps to provide the Company with the ability to meet its funding needs.

As reported in the Condensed Consolidated Statements of Cash Flows (Unaudited), our cash flows are classified for financial reporting purposes as operating, investing or financing cash flows. Net cash provided by operating activities was $29,286 and $14,693 for the six months ended June 30, 2026 and 2025, respectively. The primary additions to cash from operating activities are from proceeds from the sale of loans. The primary use of cash from operating activities is from loans originated for sale. Net cash provided/(used) for investing activities was $23,912 and $(76,078) for the six months ended June 30, 2026 and 2025, respectively, principally reflecting our loan and investment security activities. Net cash (used)/provided by financing activities was $(68,775) and $72,088 for the six months ended June 30, 2026 and 2025, respectively. The primary changes in financing activities is the decrease in short-term FHLB advances, payment of common dividends, and change in deposits.

Future loan demand of Civista may be funded by increases in deposit accounts, proceeds from payments on existing loans, the maturity of securities, and the sale of securities classified as available-for-sale. Additional sources of funds may also come from borrowing in the Federal Funds market and/or borrowing from the FHLB. Through its correspondent banks, Civista maintains federal funds borrowing lines totaling $50,000. As of June 30, 2026, Civista had total credit availability with the FHLB of $1,050,078 with standby letters of credit totaling $132,700 and a remaining borrowing capacity of approximately $793,317. In addition, CBI maintains a credit line with a third party lender totaling $10,000. No borrowings were outstanding by CBI under this credit line as of June 30, 2026.

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

Several techniques may be used by an institution to minimize interest-rate risk. One approach used by the Company is to periodically analyze its assets and liabilities and make future financing and investment decisions based on payment streams, interest rates, contractual maturities, and estimated sensitivity to actual or potential changes in market interest rates. Such activities fall under the broad definition of asset/liability management. The Company’s primary asset/liability management technique is the measurement of the Company’s asset/liability gap, that is, the difference between the cash flow amounts of interest sensitive assets and liabilities that will be refinanced (or repriced) during a given period. For example, if the asset amount to be repriced exceeds the corresponding liability amount for a certain day, month, year, or longer period, the institution is in an asset sensitive gap position. In this situation, net interest income would increase if market interest rates rose or decrease if market interest rates fell. If, alternatively, more liabilities than assets will reprice, the institution is in a liability sensitive position. Accordingly, net interest income would decrease when rates rose and increase when rates fell. Also, these examples assume that interest rate changes for assets and liabilities are of the same magnitude, whereas actual interest rate changes generally differ in magnitude for assets and liabilities.

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

During the second quarter of 2026, the Company enhanced its interest rate risk disclosure to focus on net interest income sensitivity rather than economic value of equity. Management believes that net interest income sensitivity better reflects the Company's near-term earnings exposure to changes in interest rates and aligns more closely with how interest rate risk is managed internally.

The following table provides information about the Company’s earnings at risk that were sensitive to changes in interest rates as of and June 30, 2026 and December 31, 2025, based on certain prepayment and account decay assumptions that management believes are reasonable. The table shows the changes in the Company’s net interest income (in amount and percent) that would result from hypothetical interest rate increases of up to 400 basis points from 100 basis points and interest rate decreases of 100 basis points and up to 400 basis points at June 30, 2026 and December 31, 2025.

Net Interest Income
	June 30, 2026			December 31, 2025
Change in Rates	Dollar Amount	Dollar Change	Percent Change	Dollar Amount	Dollar Change	Percent Change
+400bp	164,844	6,309	3.98%	168,153	6,879	4.27%
+300bp	164,295	5,760	3.63%	167,915	6,641	4.12%
+200bp	163,027	4,492	2.83%	166,289	5,015	3.11%
+100bp	161,174	2,639	1.66%	164,007	2,733	1.69%
Base	158,535	—	0.00%	161,274	—	0.00%
-100bp	153,637	(4,898)	(3.09%)	157,104	(4,170)	(2.59%)
-200bp	146,835	(11,700)	(7.38%)	153,092	(8,182)	(5.07%)
-300bp	139,952	(18,583)	(11.72%)	149,323	(11,951)	(7.41%)
-400bp	136,014	(22,521)	(14.21%)	146,296	(14,978)	(9.29%)

Civista Bancshares, Inc.

Controls and Procedures

Form 10-Q

(Amounts in thousands, except share data)

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive and our principal financial officers, the Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures as of June 30, 2026, were effective.

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

Item 1A. Risk Factors

There were no material changes during the current period to the risk factors previously disclosed under “Item 1A. Risk Factors” of Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as supplemented by the disclosures under "Item 1A. Risk Factors" of Part II of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2026.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Share Repurchases:

There were no repurchases by the Company or by "affiliated purchasers" as defined in Rule 10b-18(a)(3) under the Exchange Act of the Company's common shares during the second quarter ended June 30, 2026.

On April 21, 2026, the Company announced a new common share repurchase program pursuant to which the Company is authorized to repurchase a maximum aggregate value of $25.0 million of its outstanding common shares through April 2027, of which all $25.0 million remained available to purchase at June 30, 2026.

Issuance of Shares to Directors:

During the second quarter of 2026, Civista Bank paid a retainer to each director of Civista Bank in the amount of $5,000 in cash and $30,000 in common shares of the Company, in consideration for service on the board of Civista Bank for the period from May 20, 2026 until the Company’s annual meeting in 2027. For each director, $25,000 of the common shares of the Company were issued pursuant to grants under the 2024 Incentive Plan. The remaining common shares, consisting of an aggregate of 1,818 issued to all directors, were issued in reliance upon the exemption from registration contained in Section 4(a)(2) of the Securities Act, as a transaction not involving a public offering.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the quarter ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Civista Bancshares, Inc.

/s/ Dennis G. Shaffer	August 6, 2026
Dennis G. Shaffer	Date
Chief Executive Officer and President

/s/ Ian Whinnem	August 6, 2026
Ian Whinnem	Date
Senior Vice President and Chief Financial Officer