Form 10-Q
period 2026-09-30
CIVISTA BANCSHARES, INC.
filed 2026-11-05
CIK 944745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended - September 30, 2026

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Shares, no par value, outstanding at November 1, 2026—20,712,013 shares

CIVISTA BANCSHARES, INC.

Part I – Financial Information

ITEM 1. Financial Statements

CIVISTA BANCSHARES, INC.

Consolidated Balance Sheets

(In thousands, except share data)

	September 30, 2026
	(Unaudited)	December 31, 2025
ASSETS
Cash and due from financial institutions	$67,710	$77,320
Investments in time deposits	3,165	1,165
Securities available-for-sale	637,252	681,908
Equity securities	2,965	2,692
Loans held for sale	3,548	7,180
Loans, net of allowance for credit losses of $42,397 and $42,020	3,250,526	3,228,026
Other securities	26,829	25,942
Premises and equipment, net	37,026	40,611
Accrued interest receivable	14,704	14,436
Goodwill	130,438	130,438
Other intangible assets, net	10,832	13,100
Bank owned life insurance	64,355	63,153
Swap assets	1,863	3,494
Deferred taxes	23,178	16,501
Other assets	30,535	30,487
Total assets	$4,304,926	$4,336,453
LIABILITIES
Deposits
Noninterest-bearing	$725,403	$702,032
Interest-bearing	2,752,276	2,764,432
Total deposits	3,477,679	3,466,464
Short-term Federal Home Loan Bank advances	122,500	175,000
Long-term Federal Home Loan Bank advances	466	855
Subordinated debentures	104,359	104,234
Other borrowings	2,640	4,090
Swap liabilities	10,544	5,748
Accrued expenses and other liabilities	33,997	36,588
Total liabilities	3,752,185	3,792,979
SHAREHOLDERS’ EQUITY
Common shares, no par value, 40,000,000 shares authorized, 24,669,812 shares issued at September 30, 2026 and 24,607,544 shares issued at December 31, 2025, including Treasury shares	421,097	419,769
Retained earnings	273,891	239,784
Treasury shares, 3,957,799 common shares at September 30, 2026 and 3,861,070 common shares at December 31, 2025, at cost	(78,299)	(75,764)
Accumulated other comprehensive loss	(63,948)	(40,315)
Total shareholders’ equity	552,741	543,474
Total liabilities and shareholders’ equity	$4,304,926	$4,336,453

See notes to interim unaudited consolidated financial statements

CIVISTA BANCSHARES, INC.

Consolidated Statements of Operations (Unaudited)

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Interest and dividend income
Loans, including fees	$51,385	$48,718	$150,502	$146,336
Taxable securities	3,870	3,922	11,732	11,228
Tax-exempt securities	2,255	2,324	6,836	7,002
Deposits in other banks	313	276	1,109	678
Total interest and dividend income	57,823	55,240	170,179	165,244
Interest expense
Deposits	15,889	16,347	47,236	47,621
Federal Home Loan Bank advances	1,324	3,070	3,520	11,619
Subordinated debentures	1,122	1,170	3,350	3,496
Other borrowings	58	108	227	376
Total interest expense	18,393	20,695	54,333	63,112
Net interest income	39,430	34,545	115,846	102,132
Provision for credit losses - loans and leases	823	378	1,306	2,797
Provision for (recovery of) credit losses - off-balance sheet credit exposures	472	(178)	1,130	(5)
Net interest income after provision	38,135	34,345	113,410	99,340
Noninterest income
Service charges	1,835	1,667	5,438	4,756
Net loss on sale of securities	(1,571)	—	(1,571)	—
Net gain on equity securities	99	255	272	152
Mortgage Banking	1,085	1,018	3,040	2,261
ATM/Interchange fees	1,553	1,435	4,494	4,179
Wealth management fees	1,458	1,402	4,350	4,067
Leasing and commercial finance revenue	2,572	2,707	7,274	5,984
Bank owned life insurance	413	666	1,202	1,438
Swap fees	—	—	59	125
Other	2,207	483	3,531	1,120
Total noninterest income	9,651	9,633	28,089	24,082
Noninterest expense
Compensation expense	15,484	15,161	47,450	44,216
Net occupancy expense	1,589	1,466	4,795	4,519
Contracted data processing	611	559	1,923	1,662
FDIC assessment	365	627	1,208	2,189
State franchise tax	629	536	1,782	1,696
Professional services	1,244	1,225	4,050	5,113
Equipment expense	1,560	2,205	5,369	6,072
ATM/Interchange expense	786	755	2,261	2,018
Marketing	543	391	1,563	976
Amortization of core deposit intangibles	675	318	2,067	988
Software maintenance expense	1,465	1,480	4,175	4,051
Other operating expenses	3,027	3,604	9,861	9,435
Total noninterest expense	27,978	28,327	86,504	82,935
Income before taxes	19,808	15,651	54,995	40,487
Income tax expense	3,789	2,891	9,672	6,544
Net Income	$16,019	$12,760	$45,323	$33,943
Earnings per common share, basic	$0.77	$0.68	$2.18	$2.04
Earnings per common share, diluted	$0.77	$0.68	$2.18	$2.04

See notes to interim unaudited consolidated financial statements

CIVISTA BANCSHARES, INC.

Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net income	$16,019	$12,760	$45,323	$33,943
Other comprehensive income (loss):
Unrealized holding gains (losses) on available-for-sale securities	(32,304)	12,055	(31,902)	10,994
Tax effect	6,791	(2,555)	6,704	(2,369)
Unrealized holding gains (losses) on balance sheet swap	(8)	52	413	52
Tax effect	2	—	(89)	—
Reclassification of losses recognized in net income	1,571	—	1,571	—
Tax effect	(330)	—	(330)	—
Pension liability adjustment	—	—	—	268
Tax effect	—	—	—	(56)
Total other comprehensive income (loss)	(24,278)	9,552	(23,633)	8,889
Comprehensive income	$(8,259)	$22,312	$21,690	$42,832

See notes to interim unaudited consolidated financial statements

CIVISTA BANCSHARES, INC.

Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)

(In thousands, except share data)

	Common Shares				Accumulated Other	Total
	Outstanding Shares	Amount	Retained Earnings	Treasury Shares	Comprehensive Loss	Shareholders’ Equity
Balance, June 30, 2026	20,794,238	$420,922	$261,615	$(76,082)	$(39,670)	$566,785
Net Income	—	—	16,019	—	—	16,019
Other comprehensive income (loss)	—	—	—	—	(24,278)	(24,278)
Stock-based compensation	—	175	—	—	—	175
Common stock dividends ($0.18 per share)	—	—	(3,743)	—	—	(3,743)
Purchase of common stock	(82,225)	—	—	(2,217)	—	(2,217)
Balance, September 30, 2026	20,712,013	$421,097	$273,891	$(78,299)	$(63,948)	$552,741

	Common Shares				Accumulated Other	Total
	Outstanding Shares	Amount	Retained Earnings	Treasury Shares	Comprehensive Loss	Shareholders’ Equity
Balance, June 30, 2025	15,529,342	$312,589	$221,321	$(75,753)	$(54,020)	$404,137
Net Income	—	—	12,760	—	—	12,760
Other comprehensive income	—	—	—	—	9,552	9,552
Stock-based compensation	(4,320)	203	—	—	—	203
Stock issued for capital offering	3,788,238	75,666	—	—	—	75,666
Common stock dividends ($0.17 per share)	—	—	(3,283)	—	—	(3,283)
Purchase of common stock	(534)	—	—	(7)	—	(7)
Balance, September 30, 2025	19,312,726	$388,458	$230,798	$(75,760)	$(44,468)	$499,028

See notes to interim unaudited consolidated financial statements

	Common Shares				Accumulated Other	Total
	Outstanding Shares	Amount	Retained Earnings	Treasury Shares	Comprehensive Loss	Shareholders’ Equity
Balance, December 31, 2025	20,746,474	$419,769	$239,784	$(75,764)	$(40,315)	$543,474
Net Income	—	—	45,323	—	—	45,323
Other comprehensive income (loss)	—	—	—	—	(23,633)	(23,633)
Stock-based compensation	62,268	1,328	—	—	—	1,328
Common stock dividends ($0.54 per share)	—	—	(11,216)	—	—	(11,216)
Purchase of common stock	(96,729)	—	—	(2,535)	—	(2,535)
Balance, September 30, 2026	20,712,013	$421,097	$273,891	$(78,299)	$(63,948)	$552,741

	Common Shares				Accumulated Other	Total
	Outstanding Shares	Amount	Retained Earnings	Treasury Shares	Comprehensive Loss	Shareholders’ Equity
Balance, December 31, 2024	15,487,667	$312,037	$205,408	$(75,586)	$(53,357)	$388,502
Net Income	—	—	33,943	—	—	33,943
Other comprehensive income	—	—	—	—	8,889	8,889
Stock-based compensation	45,537	755	—	—	—	755
Stock issued for capital offering	3,788,238	75,666	—	—	—	75,666
Common stock dividends ($0.51 per share)	—	—	(8,553)	—	—	(8,553)
Purchase of common stock	(8,716)	—	—	(174)	—	(174)
Balance, September 30, 2025	19,312,726	$388,458	$230,798	$(75,760)	$(44,468)	$499,028

CIVISTA BANCSHARES, INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2026	2025
Net cash provided by operating activities	$56,870	$33,661
Cash flows used for investing activities:
Investments in time deposits
Maturities	1,205	715
Purchases	(3,205)	—
Securities available for sale
Maturities, prepayments, and calls	79,014	58,758
Sales	6,560	—
Purchases	(68,524)	(59,576)
Purchase of other securities	(22,130)	(11,459)
Redemption of other securities	21,243	13,910
Proceeds from bank owned life insurance	—	1,193
Net change in loans	(23,723)	(13,975)
Insurance proceeds related to premises and equipment	2,101	—
Proceeds from sale of premises and equipment	—	913
Purchases of premises and equipment	(2,146)	(936)
Net cash used for investing activities	(9,605)	(10,457)
Cash flows from financing activities:
Repayment of long-term FHLB advances	(389)	(531)
Net change in short-term FHLB advances	(52,500)	(107,000)
Repayment of other borrowings	(1,450)	(1,594)
Increase in deposits	11,215	18,593
Net proceeds from common stock issuance	—	75,666
Purchase of treasury shares	(2,535)	(174)
Common stock dividends paid	(11,216)	(8,553)
Net cash used by financing activities	(56,875)	(23,593)
Decrease in cash and cash equivalents	(9,610)	(389)
Cash and cash equivalents at beginning of period	77,320	63,155
Cash and cash equivalents at end of period	$67,710	$62,766
Cash paid during the period for:
Interest	$54,705	$63,539
Income taxes	7,575	7,362
Supplemental cash flow information:
Transfer of loans from portfolio to other real estate owned	—	209

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

FCIA was formed to allow the Company to participate in commission revenue generated through its third party insurance agreement. Insurance commission revenue was less than 1% of total revenue for the quarters ended September 30, 2026 and 2025. WSP was formed to hold repossessed assets of CBI’s subsidiaries. WSP revenue was less than 1% of total revenue for the quarters ended September 30, 2026 and 2025. CRMI was formed in 2017 to provide property and casualty insurance coverage to CBI and its subsidiaries for which insurance may not be currently available or economically feasible in the insurance marketplace. CRMI revenue was less than 1% of total revenue for the quarters ended September 30, 2026 and 2025. FCI is wholly-owned by Civista and holds and manages its securities portfolio. The operations of FCI are located in Wilmington, Delaware.

Acquisition of The Farmers Savings Bank ("FSB")

At the close of business on November 6, 2025, Civista closed its previously announced acquisition of FSB. The acquisition added approximately $268,139 of total assets, $106,161 of total loans and leases, $236,097 of total deposits, and two branches. The 2025 results reflect inclusion of FSB since November 7, 2025.

Upon the closing of the acquisition, FSB was merged with and into Civista Bank. In addition, the management and organization structure was updated to reflect the combined organization. On-boarding of former FSB colleagues and their initial training was completed in the first quarter of 2026, and technology conversions were completed in mid-February, as scheduled. Certain of Civista's products and services have been introduced across the legacy FSB customer base, and customer-facing colleagues are focused on both growing and retaining customers.

Offering of Common Shares

On July 10, 2025, CBI announced an underwritten public offering of up to a maximum of 3,788,238 of its common shares. CBI closed on the sale of 3,294,120 common shares on July 14, 2025, and subsequently sold an additional 494,118 common shares on July 16, 2025 pursuant to the underwriters' exercise of their overallotment option, at the public offering price of $21.25 per share. The aggregate net proceeds from the offering were approximately $75,666 after deducting $608 of direct expenses and the underwriting discount of $4,226. The net proceeds from the offering were initially used to pay-down short-term FHLB advances, but the long-term strategic plan is to use the net proceeds for general corporate purposes, which may include supporting organic growth opportunities and future strategic transactions.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The accompanying Unaudited Consolidated Financial Statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company’s financial position as of September 30, 2026 and its results of operations and changes in cash flows for the periods ended September 30, 2026 and 2025 have been made. The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the operating results for the full year. Reference is made to the accounting policies of the Company described in the notes to the Audited Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025. The Company has consistently followed these policies in preparing this Quarterly Report on Form 10-Q.

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

Financial Statement presentation/reclassification change: Beginning in the third quarter of 2026, the Company revised the presentation of certain components of noninterest income to better reflect the nature of its mortgage banking and leasing activities. Mortgage-related income is now presented within “Mortgage banking,” while lease-related income is presented within “Leasing and commercial finance revenue.” All amounts previously presented within “Net gain (loss) on sale of loans and leases” have been reclassified to these respective categories. Mortgage banking income includes loan servicing fee income, mortgage servicing rights amortization, the gain or loss on mortgage banking derivatives, and the gain or loss on sale of mortgage loans. Leasing and commercial finance revenue includes revenue associated with sales-type, direct financing, and operating lease activity, as well as gain or loss on the sale of commercial loans and leases. Prior-period amounts have been reclassified to conform to the current-period presentation. These reclassifications had no effect on total noninterest income or net income.

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

In November 2024, the FASB issued ASU 2024-03: Income Statement-Reporting Comprehensive Income Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. This ASU does not change the expense captions an entity presents on the face of its income statement. The effective date of ASU 2024-03 was subsequently clarified by ASU 2025-01. The amendments are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption and retrospective applications are permitted. The Company is currently evaluating the impact of ASU 2024-03, but it is not expected to have a material impact on its Consolidated Financial Statements.

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

In November 2025, the FASB issued ASU 2025-08, Financial Instruments - Credit Losses (Topic 326): Purchased Loans, which updates the accounting for Purchased Financial Assets ("PFA") under the current expected credit loss ("CECL") framework. The ASU expands the PFA model to include both Purchased Credit Deteriorated ("PCD") assets and certain non-PCD loan receivables, including purchased seasoned loans, applying the gross-up method to a broader group of acquired loans. This ASU addresses the long-standing concerns regarding double counting of credit losses and operational complexity under the prior CECL acquisition model. The ASU is effective for fiscal years beginning after December 15, 2026, but early adoption is permitted. The Company early adopted ASU 2025-08 on a prospective basis in the fourth quarter of 2025 in connection with the Company's acquisition of FSB that closed in November 2025.

In November 2025, the FASB issued ASU 2025-09: Derivatives and Hedging (Topic 815): Hedge Accounting Improvements. ASU 2025-09 amends ASC 815 to align hedge accounting more closely with an entity's economic risk management practices. Key amendments include (i) to allow designating a variable price component of a nonfinancial forecasted purchase or sale as the hedged risk, (ii) to allow grouping individual forecasted transactions with similar (not identical) risk exposures, (iii) a new model for hedging forecasted interest on variable-rate debt, enabling changes in index or tenor without redesignation, subject to simplifying assumptions, and (iv) additional clarifications related to hedge accounting of nonfinancial components, net written options, and dual-hedge strategies. ASU 2025-09 will be effective for annual periods beginning after December 15, 2026, though early adoption is permitted. ASU 2025-09 is not expected to have a material impact on the Company's Consolidated Financial Statements.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. The amendments clarify the applicability of interim reporting guidance, provide a comprehensive list of interim disclosures required by GAAP, and establish a principle requiring disclosure of events and changes since the end of the last annual reporting period that have a material impact on an entity. The amendments are effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2025-11, but it is not expected to have a material impact on the Company's Consolidated Financial Statements.

(3) Securities

The amortized cost and fair market value of available-for-sale securities and the related gross unrealized gains and losses recognized were as follows:

September 30, 2026	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities and obligations of U.S. government agencies	$38,155	$225	$(1,451)	$36,929
Obligations of states and political subdivisions	333,052	118	(45,624)	287,546
Mortgage-backed securities in government sponsored entities	341,409	163	(28,795)	312,777
Total debt securities (1)	$712,616	$506	$(75,870)	$637,252

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

(1) Excludes accrued interest receivable on securities of $3,680 and $4,371 at September 30, 2026 and December 31, 2025, respectively, that is recorded in Accrued interest receivable on the Consolidated Balance Sheets.

The amortized cost and fair value of debt securities at September 30, 2026, by contractual maturity, is shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

Available for sale	Amortized Cost	Fair Value
Due in one year or less	$9,096	$8,996
Due after one year through five years	58,342	55,578
Due after five years through ten years	66,231	62,755
Due after ten years	237,538	197,146
Mortgage-backed securities	341,409	312,777
Total securities available-for-sale	$712,616	$637,252

The following table presents the sales, gross realized gains and gross realized losses on sales and calls of debt securities available-for-sale for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Sale proceeds	$6,560	$—	$6,560	$—
Gross realized gains	—	—	—	—
Gross realized losses	1,571	—	1,571	—
Gains (losses) from securities called or settled by the issuer	—	—	—	—

Gross realized losses on sale of debt securities was $1,571 for the three and nine months ended September 30, 2026, resulting from the sale of three lower-yielding debt securities in the third quarter of 2026 as part of a balance-sheet repositioning strategy. The proceeds were reinvested in higher-yielding securities, which management expects to support future net interest income.

Securities are pledged by the Company from time to time to secure public deposits, other deposits and liabilities as required by law. The carrying value of pledged securities was approximately $273,666 and $239,649 as of September 30, 2026 and December 31, 2025, respectively.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following tables show the fair value and gross unrealized losses, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2026 and December 31, 2025:

September 30, 2026	12 Months or less		More than 12 months		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury securities and obligations of U.S. government agencies	$7,571	$(171)	$23,774	$(1,280)	$31,345	$(1,451)
Obligations of states and political subdivisions	140,230	(9,904)	136,709	(35,720)	276,939	(45,624)
Mortgage-backed securities in gov’t sponsored entities	112,516	(1,867)	149,920	(26,928)	262,436	(28,795)
Total	$260,317	$(11,942)	$310,403	$(63,928)	$570,720	$(75,870)

December 31, 2025	12 Months or less		More than 12 months		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury securities and obligations of U.S. government agencies	$1,168	$(2)	$47,644	$(1,178)	$48,812	$(1,180)
Obligations of states and political subdivisions	12,606	(45)	181,703	(21,690)	194,309	(21,735)
Mortgage-backed securities in gov’t sponsored entities	58,246	(490)	172,015	(23,734)	230,261	(24,224)
Total	$72,020	$(537)	$401,362	$(46,602)	$473,382	$(47,139)

At September 30, 2026, there were a total of 548 securities in the portfolio with unrealized losses mainly due to higher current market rates when compared to the time of purchase. At December 31, 2025, the Company owned 372 securities that were in an unrealized loss position. The unrealized losses on securities have not been recognized into income because the issuers’ securities are of high credit quality, management has the intent and ability to hold these securities for the foreseeable future, and the decline in fair value is largely due to currently higher market rates when compared to the time of purchase. The fair value is expected to recover as the securities approach their maturity date or reset date. Although the Company sold certain debt securities during the third quarter of 2026 as part of its balance sheet repositioning strategy, management has not identified any other specific securities in an unrealized loss position that it intends to sell and does not believe it is more likely than not that the Company will be required to sell such securities before recovery of their amortized cost basis.

Each quarter, we perform an analysis to determine if any of the unrealized losses on securities available-for-sale are comprised of credit losses as compared to unrealized losses due to market interest rate adjustments. Our assessment includes a review of the unrealized loss for each security issuance held; the financial condition and near-term prospects of the issuer, including external credit ratings and recent downgrades; and our ability and intent to hold the security for a period of time sufficient for a recovery in value. We also consider the extent to which the securities are issued by the federal government or its agencies, and any guarantee of issued amounts by those agencies. The portfolio continues to consist of a mix of fixed and floating-rate, high quality securities, largely rated AA (or better), displaying an overall effective duration of approximately 4.9 years. No credit losses were determined to be present during the three and nine months ended September 30, 2026, as there was no credit quality deterioration noted. Therefore, no provision for credit losses on securities was recognized for the three and nine months ended September 30, 2026.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following table presents the net gains and losses on equity investments recognized in earnings for the three and nine months ended September 30, 2026 and 2025, and the portion of unrealized gains and losses for the period that relates to equity investments held at September 30, 2026 and 2025:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net gains (losses) recognized on equity securities during the period	$99	$255	$272	$152
Less: Net gains (losses) realized on the sale of equity securities during the period	—	—	—	—
Unrealized gains (losses) recognized on equity securities held at reporting date	$99	$255	$272	$152

Equity securities consisting of investments in other financial institutions totaled $2,965 and $2,692 as of September 30, 2026 and December 31, 2025, respectively.

Stock of the Federal Home Loan Bank of Chicago (“FHLBC”), the Federal Reserve Bank of Cleveland (“FRBC”), United Bankers' Bancorp, Farmer Mac and Norwalk Community Development Corp are included as Other securities on the Company's Consolidated Balance Sheets. FHLBC stock was recorded at $10,514 at September 30, 2026 and $11,645 at December 31, 2025. FRBC stock was recorded at $16,028 at September 30, 2026 and $14,023 at December 31, 2025. United Bankers' Bancorp stock was recorded at $245 at September 30, 2026 and $230 at December 31, 2025. Farmer Mac stock was recorded at $42 at both September 30, 2026 and December 31, 2025. Norwalk Community Development Corp stock was recorded at $2 at both September 30, 2026 and December 31, 2025. Other securities are carried at cost, classified as restricted securities, and periodically evaluated for impairment based on ultimate recovery of par value.

(4) Loans

Loan balances were as follows:

	September 30, 2026	December 31, 2025
Commercial & Agriculture	$316,162	$308,692
Commercial Real Estate- Owner Occupied	387,946	385,547
Commercial Real Estate- Non-Owner Occupied	1,228,232	1,239,017
Residential Real Estate	982,843	944,328
Real Estate Construction	280,900	285,137
Farm Real Estate	31,815	37,775
Lease Financing Receivables	36,365	35,103
Consumer and Other	28,660	34,447
Total loans	3,292,923	3,270,046
Allowance for credit losses	(42,397)	(42,020)
Net loans	$3,250,526	$3,228,026

The Company elected to exclude accrued interest receivable from the amortized cost basis of loans disclosed in this Note 4 and in Note 5 (Allowance for Credit Losses). As of September 30, 2026 and December 31, 2025, accrued interest receivable on loans totaled $10,699 and $10,031, respectively, and is included in the Accrued interest receivable line item on the Company's Consolidated Balance Sheet.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

Lease financing receivables consist of direct financing and sales-type leases for equipment, with terms typically ranging from two to six years. On direct financing leases, the Company obtains third-party residual value guarantees to reduce its residual asset risk. The net investment in direct financing and sales-type leases was comprised of the following as of September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
Minimum lease payments receivable	$37,174	$39,332
Unguaranteed residual assets	5,064	1,558
Unamortized direct costs	58	14
Unearned income	(5,931)	(5,801)
Total net investment in direct financing and sales-type leases	$36,365	$35,103

The components of total leasing and commercial finance revenue were as follows for the three and nine months ended September 30, 2026 and 2025.

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2026	2025	2026	2025
Interest and dividend income - Loans and leases, including fees:
Interest income on net investments in direct financing and sales-type leases	$604	$719	$1,835	$4,347
Noninterest income - Leasing and commercial finance revenue
Lease income from operating lease payments	1,430	1,770	4,100	3,892
Other(1)	667	282	1,807	766
Gain on sale of commercial finance loans	475	655	1,367	1,326
Total leasing and commercial finance revenue	$2,572	$2,707	$7,274	$5,984

(1) Other consists of lease-related fees and commissions and gains (losses) on sale or disposition of leased assets

The amounts for the nine months ended September 30, 2025, disclosed in the tables above, include a nonrecurring adjustment identified in conjunction with the conversion of the core leasing system in the second quarter of 2025. An entry was recorded to increase lease interest income by approximately $1,260, reduce lease income from operating lease payments by approximately $550, and reduce other noninterest leasing and commercial finance revenue income by approximately $495. Accordingly, the adjustment affects comparability between the 2026 and 2025 periods and is not indicative of recurring lease activity.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

(5) Allowance for Credit Losses

The following tables present, by portfolio segment, the changes in the allowance for credit losses ("ACL") for the three and nine months ended September 30, 2026.

Allowance for credit losses:

For the three months ended September 30, 2026	Beginning balance	Charge-offs	Recoveries	Provision	Ending Balance
Commercial & Agriculture	$7,324	$(1,655)	$375	$(1,250)	$4,794
Commercial Real Estate:
Owner Occupied	4,361	—	6	197	4,564
Non-Owner Occupied	10,665	—	959	476	12,100
Residential Real Estate	14,102	(17)	34	1,068	15,187
Real Estate Construction	3,840	—	—	264	4,104
Farm Real Estate	226	—	—	5	231
Lease Financing Receivables	959	—	183	38	1,180
Consumer and Other	236	(26)	2	25	237
Total	$41,713	$(1,698)	$1,559	$823	$42,397

For the nine months ended September 30, 2026	Beginning balance	Charge-offs	Recoveries	Provision	Ending Balance
Commercial & Agriculture	$5,153	$(1,753)	$471	$923	$4,794
Commercial Real Estate:
Owner Occupied	4,420	—	9	135	4,564
Non-Owner Occupied	12,118	(484)	961	(495)	12,100
Residential Real Estate	14,718	(47)	68	448	15,187
Real Estate Construction	3,842	—	—	262	4,104
Farm Real Estate	279	—	—	(48)	231
Lease Financing Receivables	1,169	(348)	227	132	1,180
Consumer and Other	321	(46)	13	(51)	237
Total	$42,020	$(2,678)	$1,749	$1,306	$42,397

For the three and nine months ended September 30, 2026, the Company provided $823 and $1,306, respectively, to the allowance for credit losses. The Company experienced an increase in the allowance for credit losses primarily due to an increase in the loan portfolio. The provision recorded in the three months ended September 30, 2026 in the Commercial & Agriculture portfolio was reduced due to the decrease in quantitative factors due to an improved loss given default forecast. The charge-offs for the Commercial & Agriculture portfolio mainly consisted of one charge-off that had a specific reserve and did not impact the provision. The increased provision in the Residential Real Estate portfolio was due to a growth in loan balances. The Company experienced a large charge-off during the three months ended September 30, 2026 in one commercial relationship and two large recoveries from two different commercial relationships.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following tables present, by portfolio segment, the changes in the allowance for credit losses for the three and nine months ended September 30, 2025.

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

For the three and nine months ended September 30, 2025, the Company provided $378 and $2,797, respectively, to the allowance for credit losses. The Company experienced an increase in the allowance for credit losses primarily due to the restoration of the reserves from net charge-offs.

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

Homogeneous loans, generally Residential Real Estate, Real Estate Construction, and Consumer and Other loans, are not risk-graded, except when collateral is used for a business purpose. These loans are monitored based on performance, with performing loans included as Pass and non-performing loans included as Substandard.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

Based on the most recent analysis performed, the risk category of loans at September 30, 2026, and year-to-date gross charge-offs as of September 30, 2026, by type and year of originations, was as follows:

	Term Loans Amortized Cost Basis by Origination Year

							Revolving
	2026	2025	2024	2023	2022	Prior	Loans	Total
Commercial & Agriculture
Pass	$55,139	$39,185	$36,738	$26,560	$15,091	$15,278	$105,684	$293,675
Special Mention	160	1,109	236	353	652	1,713	5,044	9,267
Substandard	56	441	2,295	726	612	—	9,089	13,220
Doubtful	—	—	—	—	—	—	—	—
Total Commercial & Agriculture	$55,355	$40,735	$39,270	$27,639	$16,355	$16,991	$119,818	$316,162
Commercial & Agriculture:
Current-period gross charge-offs	$—	$—	$76	$261	$75	$3	$1,338	$1,753

Commercial Real Estate - Owner Occupied
Pass	$28,781	$51,059	$30,432	$34,101	$56,041	$151,016	$11,875	$363,306
Special Mention	—	1,319	—	—	—	3,731	—	5,050
Substandard	—	525	935	994	10,195	6,866	75	19,590
Doubtful	—	—	—	—	—	—	—	—
Total Commercial Real Estate - Owner Occupied	$28,781	$52,903	$31,367	$35,095	$66,236	$161,613	$11,950	$387,946
Commercial Real Estate - Owner Occupied:
Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial Real Estate - Non-Owner Occupied
Pass	$121,304	$78,369	$75,456	$245,991	$235,047	$383,279	$18,384	$1,157,830
Special Mention	4,050	193	—	—	3,980	16,869	9,853	34,945
Substandard	—	—	1,421	—	521	33,515	—	35,457
Doubtful	—	—	—	—	—	—	—	—
Total Commercial Real Estate - Non-Owner Occupied	$125,354	$78,562	$76,877	$245,991	$239,548	$433,663	$28,237	$1,228,232
Commercial Real Estate - Non-Owner Occupied:
Current-period gross charge-offs	$—	$—	$—	$—	$—	$484	$—	$484

Residential Real Estate
Pass	$76,173	$120,507	$114,054	$112,372	$107,631	$231,113	$211,247	$973,097
Special Mention	—	—	16	—	—	149	—	165
Substandard	—	136	—	2,038	1,948	3,989	1,470	9,581
Doubtful	—	—	—	—	—	—	—	—
Total Residential Real Estate	$76,173	$120,643	$114,070	$114,410	$109,579	$235,251	$212,717	$982,843
Residential Real Estate:
Current-period gross charge-offs	$—	$—	$—	$17	$21	$9	$—	$47

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

							Revolving
	2026	2025	2024	2023	2022	Prior	Loans	Total
Real Estate Construction
Pass	$113,423	$84,148	$8,398	$34,293	$9,375	$8,664	$13,376	$271,678
Special Mention	—	—	8,557	—	—	—	—	8,557
Substandard	—	—	—	665	—	—	—	665
Doubtful	—	—	—	—	—	—	—	—
Total Real Estate Construction	$113,423	$84,148	$16,955	$34,959	$9,375	$8,664	$13,376	$280,900
Real Estate Construction:
Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Farm Real Estate
Pass	$3,020	$1,015	$832	$2,288	$462	$18,331	$2,561	$28,509
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	439	1,310	1,558	3,306
Doubtful	—	—	—	—	—	—	—	—
Total Farm Real Estate	$3,020	$1,015	$832	$2,288	$901	$19,641	$4,119	$31,815
Farm Real Estate:
Current-period charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Lease Financing Receivables
Pass	$12,860	$3,715	$5,968	$5,187	$1,180	$97	$—	$29,006
Special Mention	—	—	6	—	301	—	—	307
Substandard	—	1,634	3,671	1,508	240	—	—	7,053
Doubtful	—	—	-	—	—	—	—	—
Total Lease Financing Receivables	$12,860	$5,349	$9,645	$6,695	$1,721	$97	$—	$36,365
Lease Financing Receivables:
Current-period charge-offs	$—	$—	$115	$164	$69	$—	$—	$348

Consumer and Other
Pass	$1,184	$21,648	$916	$1,490	$848	$522	$1,977	$28,584
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	40	9	16	9	3	77
Doubtful	—	—	—	—	—	—	—	—
Total Consumer and Other	$1,184	$21,648	$956	$1,499	$864	$531	$1,980	$28,661
Consumer and Other:
Current-period charge-offs	$—	$11	$21	$5	$—	$9	$—	$46
Total Loans	$416,151	$405,003	$289,971	$468,576	$444,579	$876,451	$392,196	$3,292,925
Total Loans:
Current-period charge-offs	$—	$11	$212	$447	$165	$505	$1,338	$2,678

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The risk category of loans at December 31, 2025, and year-to-date gross charge-offs as of September 30, 2025, by type and year of originations, was as follows:

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

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following tables include an aging analysis of the recorded investment in past due loans outstanding as of September 30, 2026 and December 31, 2025.

September 30, 2026	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans	Past Due 90 Days and Accruing
Commercial & Agriculture	$29	$577	$110	$716	$315,446	$316,162	$—
Commercial Real Estate:
Owner Occupied	—	—	459	459	387,487	387,946	—
Non-Owner Occupied	368	93	9,857	10,318	1,217,914	1,228,232	—
Residential Real Estate	2,281	3,106	4,505	9,892	972,951	982,843	—
Real Estate Construction	—	—	—	—	280,900	280,900	—
Farm Real Estate	—	—	—	—	31,815	31,815	—
Lease Financing Receivables	540	686	95	1,321	35,044	36,365	95
Consumer and Other	94	8	34	136	28,524	28,660	—
Total	$3,312	$4,470	$15,060	$22,842	$3,270,081	$3,292,923	$95

December 31, 2025	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans	Past Due 90 Days and Accruing
Commercial & Agriculture	$382	$239	$141	$762	$307,930	$308,692	$—
Commercial Real Estate:
Owner Occupied	179	—	6	185	385,362	385,547	23
Non-Owner Occupied	8,332	—	1,130	9,462	1,229,555	1,239,017	—
Residential Real Estate	5,954	1,629	2,331	9,914	934,414	944,328	104
Real Estate Construction	—	—	—	—	285,137	285,137	—
Farm Real Estate	—	—	—	—	37,775	37,775	—
Lease Financing Receivables	1,301	1,240	454	2,995	32,108	35,103	335
Consumer and Other	115	37	47	199	34,248	34,447	—
Total	$16,263	$3,145	$4,109	$23,517	$3,246,529	$3,270,046	$462

The following tables present loans on nonaccrual status as of September 30, 2026 and December 31, 2025.

September 30, 2026	Nonaccrual loans with a related ACL	Nonaccrual loans without a related ACL	Total Nonaccrual loans
Commercial & Agriculture	$675	$5,867	$6,542
Commercial Real Estate:
Owner Occupied	459	1,199	1,658
Non-Owner Occupied	9,918	535	10,453
Residential Real Estate	6,907	1,557	8,464
Real Estate Construction	—	—	—
Farm Real Estate	343	—	343
Lease Financing Receivables	21	—	21
Consumer and Other	74	—	74
Total	$18,397	$9,158	$27,555

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

Modifications to Borrowers Experiencing Financial Difficulty: Occasionally, the Company modifies loans by providing principal forgiveness on certain of its real estate loans. When principal forgiveness is provided, the amortized cost basis of the loan is written off against the allowance for credit losses. The amount of the principal forgiveness is deemed to be uncollectible; therefore, that portion of the loan is written off, resulting in a reduction of amortized cost basis and a corresponding adjustment to the allowance for credit losses. In some cases, the Company will modify a certain loan by providing multiple types of concessions. Typically, one type of concession, such as a term extension, is granted initially. If the borrower continues to experience financial difficulty, another concession, such as principal forgiveness, reduction of rate or payment deferral, may be granted. The allowance for credit losses incorporates an estimate of lifetime expected credit losses and is recorded on each loan upon loan origination or acquisition. The starting point for the estimate of the allowance for credit losses is historical loss information, which includes losses from modifications of loans to borrowers experiencing financial difficulty. The Company uses probability of default/loss given default, discounted cash flows or remaining life method to determine the allowance for credit losses. An assessment of whether a borrower is experiencing financial difficulty is made on the date of a modification. Because the effect of most modifications made to borrowers experiencing financial difficulty is already included in the allowance for credit losses because of the measurement methodologies used to estimate the allowance, a change to the allowance for credit losses is generally not recorded upon modification.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following tables show the amortized cost basis at the end of the reporting period of the loans modified to borrowers experiencing financial difficulty, disaggregated by loan category and type of modification granted during the three and nine months ended September 30, 2026. The percentage of the amortized cost basis of loans that were modified to borrowers experiencing financial difficulty as compared to the amortized cost basis of each class of loan category is presented below:

Loans Modifications Made to Borrowers Experiencing Financial Difficulty
For the three months ended September 30, 2026
(Dollars in Thousands)
Term Extension
Loan Type	Amortized Cost Basis	Percent of total loans by category
Commercial & Agriculture	$1,949	0.62%
Commercial Real Estate:
Owner Occupied	—	—
Non-Owner Occupied	—	—
Residential Real Estate	—	—
Real Estate Construction	—	—
Farm Real Estate	—	—
Lease Financing Receivables	—	—
Consumer and Other	—	—
Total Loan Modifications	$1,949

Loans Modifications Made to Borrowers Experiencing Financial Difficulty
For the nine months ended September 30, 2026
(Dollars in Thousands)
Term Extension
Loan Type	Amortized Cost Basis	Percent of total loans by category
Commercial & Agriculture	$1,949	0.63%
Commercial Real Estate:
Owner Occupied	—	—
Non-Owner Occupied	—	—
Residential Real Estate	—	—
Real Estate Construction	—	—
Farm Real Estate	—	—
Lease Financing Receivables	491	1.61%
Consumer and Other	—	—
Total Loan Modifications	$2,440

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following tables show the amortized cost basis at the end of the reporting period of the loans modified to borrowers experiencing financial difficulty, disaggregated by loan category and type of modification granted during the three and nine months ended September 30, 2025. The percentage of the amortized cost basis of loans that were modified to borrowers experiencing financial difficulty as compared to the amortized cost basis of each class of loan category is presented below:

Loans Modifications Made to Borrowers Experiencing Financial Difficulty
For the three months ended September 30, 2025
(Dollars in Thousands)
Term Extension
Loan Type	Amortized Cost Basis	Percent of total loans by category
Commercial & Agriculture	$78	0.02%
Commercial Real Estate:
Owner Occupied	—	—
Non-Owner Occupied	—	—
Residential Real Estate	—	—
Real Estate Construction	—	—
Farm Real Estate	—	—
Leasing Financing Receivables	—	—
Consumer and Other	—	—
Total Loan Modifications	$78

Loans Modifications Made to Borrowers Experiencing Financial Difficulty
For the nine months ended September 30, 2025
(Dollars in Thousands)
Term Extension
Loan Type	Amortized Cost Basis	Percent of total loans by category
Commercial & Agriculture	$85	0.03%
Commercial Real Estate:
Owner Occupied	—	—
Non-Owner Occupied	—	—
Residential Real Estate	—	—
Real Estate Construction	—	—
Farm Real Estate	—	—
Leasing Financing Receivables	—	—
Consumer and Other	—	—
Total Loan Modifications	$85

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following tables describe the financial effect of the modifications made to borrowers experiencing financial difficulty as of September 30, 2026 and September 30, 2025.

September 30, 2026	Term Extension
Loan Type	Financial Effect
Commercial & Agriculture	- 6 month term extension
Commercial Real Estate:
Owner Occupied
Non-Owner Occupied
Residential Real Estate
Real Estate Construction
Farm Real Estate
Lease Financing Receivables	- 24 month term extension
Consumer and Other

September 30, 2025	Term Extension
Loan Type	Financial Effect
Commercial & Agriculture	- 5 month term extension and 6 month term extension
Commercial Real Estate:
Owner Occupied
Non-Owner Occupied
Residential Real Estate
Real Estate Construction
Farm Real Estate
Consumer and Other

Upon the Company's determination that a modified loan (or a portion of a loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is written off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount. The Company closely monitors the performance of the loans that were modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. There were no modified loans that had a payment default during the three and nine months ended September 30, 2026 and September 30, 2025, and were modified during the twelve months prior to that default to borrowers experiencing financial difficulty.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following tables present the payment status of the loans that were modified to borrowers experiencing financial difficulties in the last twelve months ended September 30, 2026 and September 30, 2025.

September 30, 2026	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Non-Accrual
Commercial & Agriculture	$—	$—	$—	$—	$1,949	$1,949
Commercial Real Estate:
Owner Occupied	—	—	—	—	—	—
Non-Owner Occupied	—	—	—	—	—	—
Residential Real Estate	—	—	—	—	—	—
Real Estate Construction	—	—	—	—	—	—
Farm Real Estate	—	—	—	—	—	—
Lease Financing Receivables	—	—	—	—	491	—
Consumer and Other	—	—	—	—	—	—
Total	$—	$—	$—	$—	$2,440	$1,949

September 30, 2025	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Non-Accrual
Commercial & Agriculture	$—	$—	$—	$—	$7,622	$7,610
Commercial Real Estate:
Owner Occupied	—	—	—	—	—	—
Non-Owner Occupied	—	—	484	484	—	484
Residential Real Estate	—	—	—	—	—	—
Real Estate Construction	—	—	—	—	—	—
Farm Real Estate	—	—	—	—	—	—
Lease Financing Receivables	—	—	—	—	—	—
Consumer and Other	—	—	—	—	—	—
Total	$—	$—	$484	$484	$7,622	$8,094

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

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following tables present the amortized cost basis of collateral dependent loans, which are individually evaluated to determine expected credit losses, and the related allowance for credit losses allocated to these loans as of September 30, 2026 and December 31, 2025.

September 30, 2026	Real Estate	Other	Allowance for Credit Losses
Commercial & Agriculture	$—	$1,056	$-
Commercial Real Estate:
Owner Occupied	1,199	—	—
Non-Owner Occupied	9,857	—	2,511
Residential Real Estate	1,557	—	—
Real Estate Construction	—	—	—
Farm Real Estate	—	—	—
Lease Financing Receivables	—	—	—
Consumer and Other	—	—	—
Total	$12,613	$1,056	$2,511

December 31, 2025	Real Estate	Other	Allowance for Credit Losses
Commercial & Agriculture	$—	$2,687	$248
Commercial Real Estate:
Owner Occupied	2,778	—	—
Non-Owner Occupied	9,010	—	3,000
Residential Real Estate	1,536	—	—
Real Estate Construction	—	—	—
Farm Real Estate	377	—	—
Lease Financing Receivables	—	119	119
Consumer and Other	—	—	—
Total	$13,701	$2,806	$3,367

Collateral-dependent loans consist primarily of Residential Real Estate, Commercial Real Estate and Commercial & Agricultural loans. Individually evaluated loans are collateral-dependent when foreclosure is probable or when the repayment of the loan is expected to be provided substantially through the operation or sale of the underlying collateral. When a loan is deemed collateral-dependent, the level of credit loss is measured by the difference between the amortized cost of the loan and the fair value of collateral adjusted for estimated costs to sell. In the case of Commercial & Agricultural loans secured by equipment, the fair value of the collateral is estimated by third-party valuation experts. Loan balances are charged down to the underlying collateral value when they are deemed uncollectible. Note that the Company did not elect to use the collateral maintenance agreement practical expedient available under CECL.

Foreclosed Assets Held For Sale

Foreclosed assets acquired in settlement of loans are carried at fair value less estimated costs to sell and are included in Other assets on the Consolidated Balance Sheets. As of September 30, 2026 and December 31, 2025, there were no foreclosed assets included in other assets. As of September 30, 2026 and December 31, 2025, the Company had initiated formal foreclosure procedures on $2,729 and $1,128, respectively, of Residential Real Estate loans.

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

The following table lists the allowance for credit losses on off-balance sheet credit exposures as of the three and nine months ended September 30, 2026 and September 30, 2025:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Beginning of Period	$3,894	3,553	$3,236	3,380
Provision for (recovery of)	472	(178)	1,130	(5)
End of Period	$4,366	$3,375	$4,366	3,375

(6) Accumulated Other Comprehensive Income (Loss)

The following tables present the changes in each component of accumulated other comprehensive income (loss), net of tax for the three and nine month periods ended September 30, 2026 and September 30, 2025.

	For the Three-Month Period Ended				For the Three-Month Period Ended
	September 30, 2026(a)				September 30, 2025(a)
	Unrealized Gains (Losses) on Available-for- Sale Securities (a)	Defined Benefit Pension Items (a)	Cashflow Hedge (a)	Total (a)	Unrealized Gains (Losses) on Available-for- Sale Securities (a)	Defined Benefit Pension Items (a)	Cashflow Hedge (a)	Total (a)
Beginning balance	$(35,207)	$(4,735)	$272	$(39,670)	$(49,726)	$(4,294)	$—	$(54,020)
Other comprehensive gain (loss) before reclassifications	(25,513)	—	(6)	(25,519)	9,500	—	52	9,552
Amounts reclassified from accumulated other comprehensive income (loss)	1,241	—	—	1,241	—	—	—	—
Ending balance	$(59,479)	$(4,735)	$266	$(63,948)	$(40,226)	$(4,294)	$52	$(44,468)

(a) Amounts in parentheses indicate debits on the Consolidated Balance Sheets.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

	For the Nine-Month Period Ended				For the Nine-Month Period Ended
	September 30, 2026(a)				September 30, 2025(a)
	Unrealized Gains and (Losses) on Available-for- Sale Securities (a)	Defined Benefit Pension Items (a)	Cashflow Hedge (a)	Total (a)	Unrealized Gains and (Losses) on Available-for- Sale Securities (a)	Defined Benefit Pension Items (a)	Cashflow Hedge (a)	Total (a)
Beginning balance	$(35,522)	$(4,735)	$(58)	$(40,315)	$(48,851)	$(4,506)	$—	$(53,357)
Other comprehensive income (loss) before reclassifications	(25,198)	—	324	(24,874)	8,625	212	52	8,889
Amounts reclassified from accumulated other comprehensive income (loss)	1,241	—	—	1,241	—	—	—	—
Ending balance	$(59,479)	$(4,735)	$266	$(63,948)	$(40,226)	$(4,294)	$52	$(44,468)

(a) Amounts in parentheses indicate debits on the Consolidated Balance Sheets.

There were no amounts reclassified out of any component of accumulated other comprehensive income (loss) for the three and nine month periods ended September 30, 2025.

(7) Goodwill and Intangible Assets

The carrying amount of goodwill was $130,438 at both September 30, 2026 and December 31, 2025.

Acquired intangible assets, other than goodwill, as of September 30, 2026 and December 31, 2025 were as follows:

	September 30, 2026			December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangible assets:
Core deposit intangibles	$19,643	$11,293	$8,350	19,643	9,226	$10,417
Total core deposit intangible assets	$19,643	$11,293	$8,350	$19,643	$9,226	$10,417

Aggregate core deposit intangible amortization expense was $675 and $318 for the three months ended September 30, 2026 and 2025, respectively. Aggregate core deposit intangible amortization expense was $2,067 and $988 for the nine months ended September 30, 2026 and 2025, respectively.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

Activity for mortgage servicing rights ("MSRs") for the three and nine months ended September 30, 2026 and September 30, 2025 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Mortgage Servicing Rights:
Balance at Beginning of Period	$2,554	$2,775	$2,683	$2,877
Additions	12	41	66	89
Additions from acquisition	—	—	—	—
Disposals	—	—	—	—
Amortized to expense	(84)	(78)	(267)	(228)
Other charges	—	—	—	—
Change in valuation allowance	—	—	—	—
Balance at End of Period	$2,482	$2,738	$2,482	$2,738

There was no valuation allowance for the three and nine months ended September 30, 2026 and September 30, 2025.

Estimated amortization expense for each of the next five years and thereafter is as follows:

	MSRs	Core deposit intangibles	Total
2026(1)	$37	$643	$680
2027	147	2,395	2,542
2028	142	1,923	2,065
2029	141	1,218	1,359
2030	140	944	1,084
Thereafter	1,875	1,227	3,102
	$2,482	$8,350	$10,832

(1) 2026 includes three months of amortization expense for the period from October 1, 2026 through December 31, 2026.

(8) Short-Term and Other Borrowings

Short-term borrowings, which consist of federal funds purchased and short-term FHLB advances, are summarized as follows:

	September 30, 2026	December 31, 2025
	Short-term Borrowings	Short-term Borrowings
Fed Funds Purchased	$—	$—
FHLB Advances:
Single maturity fixed rate advances	$100,000	$100,000
Interest rate on balance	4.11%	3.81%
Overnight advances	$22,500	$75,000
Interest rate on balance	4.04%	3.81%
Total Short-term FHLB Advances	$122,500	$175,000

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The single maturity fixed rate advances consisted of one advance that matured on October 19, 2026. A new single maturity fixed rate advance was then purchased on October 19, 2026, at a rate of 4.16%, maturing on November 17, 2026.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	Short-term Borrowings	Short-term Borrowings	Short-term Borrowings	Short-term Borrowings
Maximum indebtedness	$120,000	$412,200	$270,500	$465,000
Rate	3.73%	4.44%	3.70%	4.44%
End of period balance	$122,500	$232,000	$122,500	$232,000
Rate	4.10%	4.20%	4.10%	4.20%
Average balance	$127,500	$272,985	$127,915	$346,737
Rate	4.11%	4.45%	3.66%	4.47%

Average balance during the period represents daily averages. Average rate paid represents interest expense divided by the related average balances.

The following table summarizes the Company's subordinated debentures at September 30, 2026 and December 31, 2025.

	September 30, 2026	December 31, 2025
	Subordinated Debentures	Subordinated Debentures
Subordinated Debentures:
First Citizens Statutory Trust II	$7,732	$7,732
First Citizens Statutory Trust III	12,887	12,887
First Citizens Statutory Trust IV	5,155	5,155
Futura TPF Trust I	2,578	2,578
Futura TPF Trust II	2,070	1,997
Long-Term Subordinated Debentures, net of unamortized debt issuance costs	73,937	73,885
Total Subordinated Debentures	$104,359	$104,234

Other borrowings, which consist of secured borrowings from other institutions for the right to participate in the future payments of specific leases originated by the CLF division of Civista, totaled $2,640 and $4,090 at September 30, 2026 and December 31, 2025, respectively. The weighted average rate on these borrowings was 8.65% and 8.22% at September 30, 2026 and December 31, 2025, respectively. The weighted average life was 16 months and 23 months at September 30, 2026 and December 31, 2025, respectively.

(9) Earnings per Common Share

The Company has granted restricted stock awards with non-forfeitable rights (with respect to dividends), which are considered participating securities. Accordingly, earnings per common share are computed using the two-class method as required by ASC 260-10-45. Basic earnings per common share are computed as net income available to common shareholders divided by the weighted average number of common shares outstanding during the period, which excludes the participating securities. Diluted earnings per common share include the dilutive effect, if any, of additional potential common shares issuable under the Company’s equity incentive

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

plan, computed using the treasury stock method. The Company had no dilutive securities for the three and nine months ended September 30, 2026 and September 30, 2025.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Basic
Net income	$16,019	$12,760	$45,323	$33,943
Less allocation of earnings and dividends to participating securities	61	61	144	173
Net income available to common shareholders—basic	$15,958	$12,699	$45,179	$33,770
Weighted average common shares outstanding	20,775,467	18,767,307	20,769,132	16,605,546
Less average participating securities	78,903	91,743	65,838	85,141
Weighted average number of shares outstanding used in the calculation of basic earnings per common share	20,696,564	18,675,564	20,703,294	16,520,405
Earnings per common share:
Basic	$0.77	$0.68	$2.18	$2.04
Diluted	0.77	0.68	2.18	2.04

(10) Commitments, Contingencies and Off-Balance Sheet Risk

Some financial instruments, such as loan commitments, credit lines, letters of credit and overdraft protection, are issued to meet customers’ financing needs. These are agreements to provide credit or to support the credit of others, as long as the conditions established in the contract are met, and usually have expiration dates. Commitments may expire without being used. Off-balance-sheet risk of credit loss exists up to the face amount of these instruments, although material losses are not anticipated. The same credit policies are used to make such commitments as are used for loans, including obtaining collateral at exercise of commitment. The contractual amounts of financial instruments with off-balance-sheet risk were as follows at September 30, 2026 and December 31, 2025:

	Contract Amount
	September 30, 2026		December 31, 2025
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitment to extend credit:
Lines of credit and construction loans	$50,179	$742,584	$34,580	$652,725
Overdraft protection	10	47,051	10	51,961
Letters of credit	0	77	16	82
Total	$50,189	$789,712	$34,606	$704,768

Commitments to make loans are generally made for a period of one year or less. Fixed rate loan commitments included in the table above had interest rates ranging from 3.1% to 7.25% at September 30, 2026 and from 3.1% to 8.0% at December 31, 2025. Maturities extend up to 30 years.

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

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

Net periodic pension cost was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Service cost	$—	$—	$—	$—
Interest cost	94	96	281	288
Expected return on plan assets	(108)	(116)	(325)	(348)
Other components	—	—	—	—
Net periodic pension benefit	$(14)	$(20)	$(44)	$(60)

The Company does not expect to make any contribution to its pension plan in 2026. The Company made no contribution to its pension plan in 2025.

(12) Equity Incentive Plan

At the Company’s 2014 annual meeting, the shareholders adopted the Company’s 2014 Incentive Plan (“2014 Incentive Plan”). The 2014 Incentive Plan authorized the Company to grant options, stock awards, stock units and other awards for up to 375,000 common shares of the Company. The 2014 Incentive Plan expired in accordance with its terms on April 16, 2024, and no further awards may be granted under the 2014 Incentive Plan after April 16, 2024. On February 20, 2024, the Company's Board of Directors adopted the Civista Bancshares, Inc. 2024 Incentive Plan (the "2024 Incentive Plan"), which was subsequently approved by the shareholders of the Company at the Annual Meeting of Shareholders held on April 16, 2024. The 2024 Incentive Plan authorizes the Company to grant options, stock awards, stock units and other awards for up to 450,000 common shares of the Company. There were 329,487 shares available for grants under the 2024 Incentive Plan at September 30, 2026.

No options were granted under the 2024 Incentive Plan during the three and nine months ended September 30, 2026 and September 30, 2025.

In each of the past several years, the Board of Directors has awarded restricted common shares to senior officers of the Company. The restricted shares vest ratably over a three-year or five-year period following the grant date. Once an employee attains the stated retirement age of 62, any granted and/or unvested restricted shares becomes vested per the plan. The product of the number of restricted shares granted and the grant date market price of the Company’s common shares determines the fair value of restricted shares awarded under the Company’s incentive plans. Management recognizes compensation expense for the fair value of restricted shares on a straight-line basis over the requisite service period for the entire award.

The Company classifies share-based compensation for employees with “Compensation expense” in the Consolidated Statements of Operations.

The following is a summary of the Company’s outstanding restricted common shares and changes therein for the three and nine months ended September 30, 2026:

	Three Months Ended		Nine Months Ended
	September 30, 2026		September 30, 2026
	Number of Restricted Shares	Weighted Average Grant Date Fair Value	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Nonvested at beginning of period	79,006	$22.12	90,155	$19.72
Granted	—	—	51,378	24.87
Vested	(429)	15.54	(62,956)	20.88
Forfeited	—	—	—	—
Nonvested at end of period	78,577	$22.15	78,577	$22.15

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following is a summary of the status of the Company’s outstanding restricted common shares as of September 30, 2026:

At September 30, 2026
Date of Award	Shares	Remaining Expense	Remaining Vesting Period (Years)
March 3, 2022	1,467	9	0.25
March 14, 2023	4,373	62	1.25
March 12, 2024	10,931	129	2.25
March 12, 2024	2,586	9	0.25
September 9, 2024	429	7	1.00
March 11, 2025	13,002	224	3.25
March 11, 2025	7,269	96	1.25
March 13, 2026	15,317	328	4.50
March 13, 2026	23,203	442	2.50
	78,577	1,306	2.67

The Company recorded $175 and $203 of share-based compensation expense during the three months ended September 30, 2026 and 2025, respectively, for restricted shares granted to employees under the Company's incentive plans. The Company recorded $1,058 and $755 of share-based compensation expense during the nine months ended September 30, 2026 and 2025, respectively, for restricted shares granted to employees under the Company's incentive plans. At September 30, 2026, the total compensation cost related to unvested awards not yet recognized was $1,306, which was expected to be recognized over the weighted average remaining life of the grants of 2.67 years.

During the second quarter of each year, directors of the Company's banking subsidiary, Civista, are paid a retainer in the form of non-restricted common shares of the Company. A total of 10,890 and 10,270 common shares were issued to Civista directors during the second quarters of 2026 and 2025, respectively, as payment of their service on the Civista Board of Directors. The issuances were expensed in their entirety when the shares were issued in the amounts of $270 and $200, respectively.

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

Mortgage banking derivative: Residential mortgage loans with locked interest rates to be sold in the secondary market and forward commitments for the future delivery of mortgage loans to third-party investors and forward mortgage-backed securities contracts are considered derivatives. Fair values are estimated based on observable changes in the mortgage interest rates from the date of the commitment and do not typically involve significant judgments by management (Level 2).

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

Assets and liabilities measured at fair value are summarized in the tables below.

	Fair Value Measurements at September 30, 2026 Using:
	(Level 1)	(Level 2)	(Level 3)
Assets measured at fair value on a recurring basis:
Securities available-for-sale
U.S. Treasury securities	$17,528	$—	$—
Obligations of U.S. Government agencies	—	19,401	—
Obligations of states and political subdivisions	—	287,546	—
Mortgage-backed securities in government sponsored entities	—	312,777	—
Total securities available-for-sale	17,528	619,724	—
Equity securities	—	2,965	—
Swap asset	—	1,863	—
Mortgage banking derivative asset	—	257	—
Liabilities measured at fair value on a recurring basis:
Swap liability	$—	$10,544	$—
Mortgage banking derivative liability	$—	$39	$—
Assets measured at fair value on a nonrecurring basis:
Collateral-dependent loans	$—	$—	$11,158

	Fair Value Measurements at December 31, 2025 Using:
	(Level 1)	(Level 2)	(Level 3)
Assets measured at fair value on a recurring basis:
Securities available-for-sale
U.S. Treasury securities	$33,902	$—	$—
Obligations of U.S. Government agencies	—	27,115	—
Obligations of states and political subdivisions	—	324,798	—
Mortgage-backed securities in government sponsored entities	—	296,093	—
Total securities available-for-sale	33,902	648,006	—
Equity securities	—	2,692	—
Swap asset	—	3,494	—
Liabilities measured at fair value on a recurring basis:
Swap liability	$—	$5,748	$—
Assets measured at fair value on a nonrecurring basis:
Collateral-dependent loans	$—	$—	$13,140

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The following tables present quantitative information about the Level 3 significant unobservable inputs for assets and liabilities measured at fair value on a nonrecurring basis at September 30, 2026 and December 31, 2025.

	Quantitative Information about Level 3 Fair Value Measurements
September 30, 2026	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
Collateral-dependent loans	$11,158	Appraisals which utilize sales comparison, net income and cost approach	Discounts for collection issues and changes in market conditions	10 - 61%	44%

	Quantitative Information about Level 3 Fair Value Measurements
December 31, 2025	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
Collateral-dependent loans	$13,140	Appraisals which utilize sales comparison, net income and cost approach	Discounts for collection issues and changes in market conditions	10 - 61%	42%

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

The carrying amount and fair value of financial instruments carried at amortized cost were as follows:

September 30, 2026	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from financial institutions	$67,710	$67,710	$67,710	$—	$—
Investments in time deposits	3,165	3,165	—	3,165	—
Other securities	26,829	26,829	—	26,829	—
Loans, held for sale	3,548	3,548	—	3,548	—
Loans and leases, net of allowance	3,250,526	3,125,081	—	—	3,125,081
Accrued interest receivable	14,704	14,704	14,704	—	—
Financial Liabilities:
Nonmaturing deposits	2,390,799	2,390,799	2,390,799	—	—
Time deposits	1,086,880	1,089,054	—	—	1,089,054
Short-term FHLB advances	122,500	122,500	122,500	—	—
Long-term FHLB advances	466	453	—	—	453
Subordinated debentures	104,359	102,239	—	—	102,239
Other borrowings	2,640	2,640	—	—	2,640
Accrued interest payable	5,021	5,021	5,021	—	—

December 31, 2025	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from financial institutions	$77,320	$77,320	$77,320	$—	$—
Investments in time deposits	1,165	1,165	—	1,165	—
Other securities	25,942	25,942	—	25,942	—
Loans, held for sale	7,180	7,180	—	7,180	—
Loans and leases, net of allowance	3,228,026	3,134,413	—	—	3,134,413
Accrued interest receivable	14,436	14,436	14,436	—	—
Financial Liabilities:
Nonmaturing deposits	2,339,170	2,339,170	2,339,170	—	—
Time deposits	1,127,294	1,129,549	—	—	1,129,549
Short-term FHLB advances	175,000	175,000	175,000	—	—
Long-term FHLB advances	855	838	—	—	838
Subordinated debentures	104,234	102,843	—	—	102,843
Other borrowings	4,090	4,090	—	—	4,090
Accrued interest payable	5,393	5,393	5,393	—	—

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

An interest rate swap with a notional amount totaling $100,000 as of September 30, 2026 was designated as a cash flow hedge to manage the risk of variability in cash flows (future interest payments) attributable to changes in the contractually specified benchmark interest rate on the Company's short-term fixed rate FHLB advances. The gross aggregate fair value of the swap was $339 and is recorded in Swap assets on the Consolidated Balance Sheets at September 30, 2026, with changes recorded in Other comprehensive income (loss). Amounts reported in Accumulated other comprehensive income (loss) related to this derivative will be reclassified to interest expense as interest payments are paid on the Company's short-term fixed rate FHLB advances. The hedge was executed to pay fixed and receive variable rate cash flows. The hedge was determined to be effective during the period and the Company expects the hedge to remain effective during the remaining term of the swap. A summary of the interest rate swap designated as a cash flow hedge is presented below (dollars in thousands):

	September 30, 2026	December 31 2025
Notional amount Cash Flow Hedge	$100,000	$100,000
Weighted average fixed pay rates	3.408%	3.408%
Weighted average variable SOFR receive rates	3.91%	3.69%
Weighted average remaining maturity (in years)	0.4	1.2
Fair Value	$339	$(74)

Interest Rate Swaps Not Designated as Hedges

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

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The Company presents non-designated derivative positions gross on the Consolidated Balance Sheets for customers and net for financial institution counterparty positions subject to master netting arrangements. The fair value on the asset side was reduced by the margin call adjustment per the Company's netting arrangement in the amounts of $9,020 and $2,180 as of September 30, 2026 and December 31, 2025, respectively.

The following table reflects the interest rate swap derivative instruments not designated as hedging instruments recorded on the Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025:

	September 30, 2026		December 31, 2025
	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in Swap assets:
Interest rate swaps with loan customers in an asset position	$20,185	$83	$114,463	$2,792
Counterparty positions with financial institutions in an asset position	224,985	10,461	244,495	2,882
Total before netting adjustments		10,544		5,674
Netting adjustments - cash collateral posted by counterparties*		(9,020)		(2,180)
Total Swap assets		$1,524		$3,494
Included in Swap liabilities:
Interest rate swaps with loan customers in a liability position	$204,800	$10,544	$130,032	$5,674
Counterparty positions with financial institutions in a liability position	—	—	—	—
Total before netting adjustments		10,544		5,674
Netting adjustments - cash collateral posted to counterparties**		—		—
Total Swap liabilities		$10,544		$5,674
*Cash collateral posted by counterparties represents the obligation to return cash collateral received from counterparties.
**Cash collateral posted to counterparties represents the right to reclaim cash collateral that was paid to counterparties.
Gross notional positions with customers	$224,985		$244,495
Gross notional positions with financial institution counterparties	$224,985		$244,495

The Company monitors and controls these derivative products with a comprehensive Board of Director approved commercial loan swap policy. Transactions must be approved in advance by the Lenders Loan Committee or the Board of Directors. The Company classifies changes in fair value of derivative instruments not designated as hedging instruments in Other noninterest income in the Consolidated Statements of Operations. There was no gain or loss recognized on derivative instruments not designated as hedging instruments for the period ended September 30, 2026 or the period ended September 30, 2025.

At September 30, 2026 and December 31, 2025, the Company did not have any cash or securities pledged for collateral on its interest rate swaps with third party financial institutions. Cash pledged for collateral on interest rate swaps is classified as restricted cash on the Consolidated Balance Sheets.

Mortgage Banking Derivatives

Prior to the third quarter of 2026, the Company only sold mortgage loans with best efforts commitments. During the third quarter of 2026, the Company expanded its mortgage banking operations to include the sale of mortgage loans with mandatory delivery commitments. The Company grants mortgage loan interest rate lock commitments to borrowers, subject to normal loan underwriting standards. The interest rate risk associated with these loan interest rate lock commitments is managed with contracts for future deliveries

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

of loans as well as selling forward mortgage-backed securities contracts. Loan interest rate lock commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The notional amount of these commitments at September 30, 2026 was $21,333. Commitments to originate residential mortgage loans held-for-sale and forward commitments to sell residential mortgage loans are considered derivative instruments not designated as hedging instruments. Mortgage banking derivatives are recorded at fair value and recorded in other assets on the Consolidated Balance Sheets. Fair values are estimated based on observable changes in mortgage interest rates from the date of the commitment. Changes in the fair value are recognized directly in earnings and recorded in mortgage banking in the consolidated statements of operations.

(15) Qualified Affordable Housing Project Investments

The Company invests in certain qualified affordable housing projects. At September 30, 2026 and December 31, 2025, the balance of the Company's investments in qualified affordable housing projects was $17,247 and $16,386, respectively. These balances are reflected in the Other assets line on the Consolidated Balance Sheets. The unfunded commitments related to the investments in qualified affordable housing projects totaled $5,314 and $5,113 at September 30, 2026 and December 31, 2025, respectively. These balances are reflected in the Accrued expenses and other liabilities line on the Consolidated Balance Sheets.

During the three months ended September 30, 2026 and 2025, the Company recognized amortization expense with respect to its investments in qualified affordable housing projects of $396 and $374, respectively, offset by tax credits and other benefits from its investments in affordable housing tax credits of $456 and $416, respectively. During the nine months ended September 30, 2026 and 2025, the Company recognized amortization expense with respect to its investments in qualified affordable housing projects of $1,139 and $1,090, respectively, offset by tax credits and other benefits from its investments in affordable housing tax credits of $1,369 and $1,248, respectively. During the three and nine months ended September 30, 2026 and 2025, the Company did not incur any impairment losses related to its investments in qualified affordable housing projects.

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

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three and nine months ended September 30, 2026 and 2025.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Noninterest Income
In-scope of Topic 606:
Service charges	$1,835	$1,667	$5,438	$4,756
ATM/Interchange fees	1,553	1,435	4,494	4,179
Wealth management fees	1,458	1,402	4,350	4,067
Other	755	1,677	1,796	3,053
Noninterest Income (in-scope of Topic 606)	5,601	6,181	16,078	16,055
Noninterest Income (out-of-scope of Topic 606)	4,050	3,452	12,011	8,027
Total Noninterest Income	$9,651	$9,633	$28,089	$24,082

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

The balance sheet information related to our operating leases were as follows as of September 30, 2026 and December 31, 2025:

	Classification on the Consolidated Balance Sheet	September 30, 2026	December 31, 2025
Assets:
Operating lease	Other assets	$2,341	$2,387
Liabilities:
Operating lease	Accrued expenses and other liabilities	$2,341	$2,387

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

The cost components of our operating leases were as follows for the three and nine months ended September 30, 2026 and September 30, 2025:

	Three Months Ended
	September 30,
	2026	2025
Lease cost
Operating lease cost	$200	$198
Short-term lease cost	12	11
Sublease income	(5)	(7)
Total lease cost	$207	$202

	Nine Months Ended
	September 30,
	2026	2025
Lease cost
Operating lease cost	$608	$615
Short-term lease cost	36	35
Sublease income	(14)	(17)
Total lease cost	$630	$633

Maturities of our lease liabilities for all operating leases for each of the next five years and thereafter is as follows:

2026 (1)	$203
2027	798
2028	642
2029	455
2030	139
Thereafter	322
Total lease payments	$2,559
Less: Imputed Interest	218
Present value of lease liabilities	$2,341

(1) 2026 includes lease payments from October 1, 2026 through December 31, 2026.

The weighted average remaining lease terms and discount rates for all of our operating leases were as follows as of September 30, 2026:

Weighted-average remaining lease term-operating leases (years)	3.01
Weighted-average discount rate-operating leases	3.88%

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

This decision is based upon information provided about the Company's products and services offered. The segment is also distinguished by the level of information provided to the CODM, who uses such information to review performance of various components of the business, which are then aggregated if operating performance, products/services, and customers are similar. The CODM evaluates revenue streams, significant expenses, and budget to actual results in assessing the Company's segment and in the determination of allocating resources. The CODM uses revenue streams to evaluate product pricing and significant expenses to assess performance and evaluate return on assets. The CODM uses consolidated net income to benchmark the Company against its competitors. The benchmarking analysis coupled with monitoring of budget to actual results are used in assessment of performance and in establishing compensation. Loans and investments provide the majority of revenues in the banking operation. Interest expense, provision for credit losses, and compensation expense provide the significant expenses in the banking operation.

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

The acquisition resulted in the recognition of goodwill, which represents the excess of the purchase consideration over the fair value of net assets acquired. Goodwill arising from the transaction is primarily attributable to expected cost synergies, enhanced market presence, and future growth opportunities. The goodwill recognized is not deductible for federal income tax purposes but is evaluated for impairment, at least annually.

Loans acquired in the FSB acquisition were recorded at their fair value as of November 6, 2025, in accordance with ASC 805 and the Company's accounting policies.

The unpaid principal balance of loans acquired from FSB was $110,151 at the Acquisition Date. Based on a third-party valuation, the loans were recorded at an estimated fair value of $104,200, which reflects credit, interest rate, liquidity, and other market-based valuation factors. The difference between the unpaid principal balance and fair value of approximately $5,971 is primarily the non-credit purchase discount of $4,011 that will be accreted into interest income over the average life of the portfolio using the level yield method and the $1,960 addition to the ACL related to the acquired FSB loan portfolio. The amount of accretion recognized from the FSB acquisition life-to-date was $1,668 as of September 30, 2026, representing $411 in the third quarter of 2026, $444 in the second quarter of 2026, $477 in the first quarter of 2026, and $336 in the fourth quarter of 2025.

The Company early adopted the amended Purchased Financial Assets ("PFA") guidance under ASC 326, under which all acquired loans are accounted for under a single credit loss model. Accordingly, at the Acquisition Date, the Company recorded an ACL of $1,960 related to the acquired FSB loan portfolio, with a corresponding gross-up of loan balances, to reflect expected lifetime credit losses inherent in the loans. The ACL recognized at acquisition did not impact earnings, as it was recorded as part of the purchase accounting.

Civista Bancshares, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

Form 10-Q

(Amounts in thousands, except share data)

Subsequent changes in expected credit losses for the acquired loans are estimated as part of the total loan portfolio and will be recognized through the provision for credit losses in the Company's Consolidated Statements of Operations.

Core deposit intangibles are amortized over the expected useful lives, which was determined to be eight years using the sum-of-years-digits method. The net carrying amount of the core deposit intangible at September 30, 2026 was $5,554. The amount of amortization expense recognized on the FSB core deposit intangibles life-to-date was $1,422 as of September 30, 2026, representing $388 in the third quarter of 2026, $388 in the second quarter of 2026, $388 in the first quarter of 2026, and $258 in the fourth quarter of 2025.

As of September 30, 2026, the estimated future amortization expense for the core deposit intangible was as follows:

Core deposit intangibles
2026 (1)	$355
2027	1,324
2028	1,130
2029	936
2030	743
Thereafter	1,066
$5,554

(1) 2026 includes three months of amortization expense for the period from October 1, 2026 through December 31, 2026.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the Acquisition Date for FSB.

Cash paid		$35,544
Common shares issued (1,434,473 shares)		31,214
Total		$66,758

Net assets acquired:
Cash and due from financial institutions	$185,018
Loans, net	104,200
Other securities	259
Premises and equipment	1,993
Accrued interest receivable	440
Core deposit intangible	6,975
Deferred taxes	(514)
Other assets	392
Time deposits	(112,174)
Noninterest-bearing deposits	(33,846)
Interest-bearing deposits	(90,076)
Other liabilities	(827)
		61,840
Goodwill resulting from the FSB acquisition		$4,918

The FSB acquisition did not have a material impact on the Company's capital ratios. Integration activities, including the core conversion of FSB into CBI, were completed in the first quarter of 2026. The Company has incurred $4,500 in acquisition related expenses life-to-date as of September 30, 2026, with $4,100 being expensed in 2025 and $400 in 2026, that are included in Other operating expenses in the Consolidated Statements of Operations.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion reviews the consolidated financial condition of the Company at September 30, 2026 compared to December 31, 2025, and the consolidated results of operations for the three and nine months ended September 30, 2026, compared to the same periods in 2025. This discussion should be read in conjunction with the Unaudited Consolidated Financial Statements and Notes included in this Quarterly Report on Form 10-Q.

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

Acquisition of The Farmers Savings Bank ("FSB")

At the close of business on November 6, 2025, Civista closed its previously announced acquisition of FSB. The acquisition added approximately $268,139 of total assets, $106,161 of total loans and leases, $236,097 of total deposits, and two branches. The 2025 results reflect inclusion of FSB since November 7, 2025.

Upon the closing of the acquisition, FSB was merged with and into Civista Bank. In addition, the management and organization structure was updated to reflect the combined organization. On-boarding of former FSB colleagues and their initial training was completed in the first quarter of 2026, and technology conversions were completed in mid-February, as scheduled. Certain of Civista's products and services have been introduced across the legacy FSB customer base, and customer-facing colleagues are focused on both growing and retaining customers.

Offering of Common Shares

On July 10, 2025, CBI announced an underwritten public offering of up to a maximum of 3,788,238 of its common shares. CBI closed on the sale of 3,294,120 common shares on July 14, 2025, and subsequently sold an additional 494,118 common shares on July 16, 2025 pursuant to the underwriters' exercise of their overallotment option, at the public offering price of $21.25 per share. The aggregate net proceeds from the offering were approximately $75,666, after deducting $608 of direct expenses and the underwriting discount of $4,226. The net proceeds from the offering were initially used to pay-down short-term FHLB advances, but the long-term strategic plan

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

is to use the net proceeds for general corporate purposes, which may include supporting organic growth opportunities and future strategic transactions.

Financial Condition

Total assets of the Company at September 30, 2026 were $4,304,926 compared to $4,336,453 at December 31, 2025, a decrease of $31,527, or 0.7%. The decrease was mainly due to decreases in securities available-for-sale of $44,656 and cash and due from financial institutions of $9,610. These decreases were slightly offset by an increase in net loans of $22,500. Total liabilities at September 30, 2026 were $3,752,185 compared to $3,792,979 at December 31, 2025, a decrease of $40,794, or 1.1%. The decrease in total liabilities was primarily attributable to a decrease in short-term FHLB advances of $52,500, partially offset by an increase in total deposits of $11,215.

Loans outstanding as of September 30, 2026 and December 31, 2025 were as follows:

	September 30, 2026	December 31, 2025	$ Change	% Change
Commercial & Agriculture	$316,162	$308,692	$7,470	2.4%
Commercial Real Estate—Owner Occupied	387,946	385,547	2,399	0.6%
Commercial Real Estate—Non-Owner Occupied	1,228,232	1,239,017	(10,785)	(0.9%)
Residential Real Estate	982,843	944,328	38,515	4.1%
Real Estate Construction	280,900	285,137	(4,237)	(1.5%)
Farm Real Estate	31,815	37,775	(5,960)	(15.8%)
Lease Financing Receivables	36,365	35,103	1,262	3.6%
Consumer and Other	28,660	34,447	(5,787)	(16.8%)
Total loans	3,292,923	3,270,046	22,877	0.7%
Allowance for credit losses	(42,397)	(42,020)	(377)	0.9%
Net loans	$3,250,526	$3,228,026	$22,500	0.7%

Loans held for sale decreased $3,632 since December 31, 2025. The decrease was due to a decrease in average loan balances held for sale as well as the timing of selling the loans. At September 30, 2026, 12 loans totaling $3,548 were held for sale as compared to 27 loans totaling $7,180 at December 31, 2025.

Net loans increased $22,500, or 0.7%, since December 31, 2025. The increase at September 30, 2026 was mainly attributed to increases in Residential Real Estate, Commercial & Agriculture, Commercial Real Estate - Owner Occupied, and Lease Financing Receivables, partially offset by decreases in Commercial Real Estate - Non-Owner Occupied, Farm Real Estate, Consumer and Other, and Real Estate Construction loans. At September 30, 2026, the loan to deposit ratio was 94.7% compared to 94.3% at December 31, 2025.

During the first nine months of 2026, provisions and recoveries made to the allowances for credit losses and off-balance sheet credit exposures resulted in a net expense of $2,436 to the provision for credit losses, compared to net expense of $2,792 during the same period in 2025. The decrease in the provision expense for the first nine months of 2026 was mainly due to favorable changes in economic factors, partially offset by total loan balances increasing $22,877 for the nine months ended September 30, 2026.

Reserves on the Lease Financing Receivables portfolio increased slightly at September 30, 2026, primarily related to higher balance growth in 2026 as CLF has experienced higher origination for leases. Total delinquencies on Lease Financing Receivables decreased from December 31, 2025 to September 30, 2026. Lease Financing Receivables 30-59 days past due and 60-89 days past due combined decreased from $2,541 to $1,226, and the balance of 90 days or greater past due also decreased from $454 to $95. Nonaccrual Lease Financing Receivables decreased from $291 at December 31, 2025 to $21 at September 30, 2026.

Net charge-offs for the first nine months ended September 30, 2026 totaled $929, compared to net charge-offs of $2,212 for the same period of 2025. For the nine months ended September 30, 2026, the Company charged off a total of 33 loans and leases, consisting of 12 Commercial & Agriculture loans totaling $1,753, seven Lease Financing Receivables totaling $348, one Commercial Real Estate - Non-Owner Occupied loan totaling $484, nine Consumer and Other loans totaling $46 and four Residential Real Estate loans totaling $47. In addition, during the nine months ended September 30, 2026, the Company had recoveries on previously charged-off Commercial & Agriculture loans of $471, Commercial Real Estate - Owner Occupied loans of $9, Commercial Real Estate - Non-Owner Occupied

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

loans of $961, Residential Real Estate loans of $68, Lease Financing Receivables of $227 and Consumer and Other loans of $13. For each loan category, as well as in total, the percentage of net charge-offs to loans was less than one percent. Each of these factors was considered by management as part of the examination of both the level and mix of the allowance by credit type as well as the overall level of the allowance.

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

Loans are generally moved to nonaccrual status when 90 days or more past due or at an earlier date when full collection of principal and interest is in doubt. Total loans 90 days or more past due increased from $4,109 at December 31, 2025 to $15,060 at September 30, 2026; however, this increase can be attributed primarily to one Commercial Real Estate - Non-Owner Occupied loan with a balance of approximately $7,900 that was 30-59 days past due as of December 31, 2025 and became greater than 90 days past due by prior quarter, which is why total loans past due did not experience the same trend, decreasing slightly from December 31, 2025 to September 30, 2026. Further, this loan was already moved to nonaccrual as of December 31, 2025 and was individually evaluated for purpose of the December 31, 2025 allowance calculation, resulting in a specific reserve of $3,000. As of September 30, 2026, the loan remains on nonaccrual and continues to be individually evaluated with a $2,000 specific reserve. For this reason, nonaccrual loans did not move consistently with the increase in 90 days or more past due, decreasing slightly from $30,834 at December 31, 2025 to $27,555 at September 30, 2026, and the increase in 90 days or more past due did not result in an increase to our estimated allowance, because the related risk was already accounted for in both the December 31, 2025 and September 30, 2026 allowance for credit loss estimate. Loans, or portions thereof, are charged-off when deemed uncollectible. The allowance for credit losses as a percent of total loans was 1.29% and 1.28% as of September 30, 2026 and December 31, 2025, respectively.

Cash and due from financial institutions decreased by $9,610, from $77,320 at December 31, 2025 to $67,710 at September 30, 2026. The decrease is mainly due to a decrease in overnight investments at the Federal Reserve.

The available-for-sale securities portfolio decreased by $44,656, from $681,908 at December 31, 2025 to $637,252 at September 30, 2026. Management continually evaluates our securities portfolio in response to established asset/liability management objectives, changing market conditions that could affect profitability, and the level of interest rate risk to which the Company is exposed. These evaluations may cause the Company to change the level of funds it deploys into investment securities and change the composition of its investment securities portfolio. As of September 30, 2026, the Company was in compliance with all pledging requirements.

Total deposits as of September 30, 2026 and December 31, 2025 were as follows:

	September 30, 2026	December 31, 2025	$ Change	% Change
Noninterest-bearing demand	$725,403	$702,032	$23,371	3.3%
Interest-bearing demand	378,326	400,403	(22,077)	(5.5%)
Savings and money market	1,286,927	1,234,593	52,334	4.2%
Time deposits	761,889	727,294	34,595	4.8%
Brokered deposits	325,134	402,142	(77,008)	(19.1%)
Total Deposits	$3,477,679	$3,466,464	$11,215	0.3%

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

The Company had approximately $701,816 and $647,472 of uninsured deposits as of September 30, 2026 and December 31, 2025, respectively. Uninsured deposit amounts are estimated based on the portions of customer account balances that exceed the FDIC insurance limit of $250.

Total deposits at September 30, 2026 increased $11,215 from December 31, 2025. Savings and money markets, time deposits, and noninterest-bearing deposits increased $52,334, $34,595 and $23,371, respectively, from December 31, 2025, while brokered deposits and interest-bearing demand deposits decreased $77,008 and $22,077, respectively, from December 31, 2025. The increase in savings and money markets was due to increases of $63,353 and $12,577 in business money market deposits and public fund money market accounts, respectively, partially offset by a decrease in consumer savings and money market deposits of $12,233. The increase in time deposits was mainly due to an increase in jumbo time deposits of $34,078. Brokered deposits decreased $77,008 as the Company continues its strategy to reduce brokered deposits and replace them with core deposits. The decrease in interest-bearing demand deposits was primarily due to decreases of $16,594 and $9,155 in retail interest-bearing demand deposits and interest-bearing public fund accounts, respectively, partially offset by an increase of $4,951 in business interest-bearing demand deposits. The increase in noninterest-bearing demand deposits was mainly due to an increase in public funds deposits. The year-to-date average balance of total deposits increased $255,439, compared to the average balance for the same period in 2025 due to increases of $115,509, $96,604, and $43,326 in the average balance of demand and savings deposits, time deposits and noninterest-bearing deposits, respectively.

Short-term FHLB advances decreased $52,500 from December 31, 2025 to September 30, 2026, due to liquidity generated from reductions in our securities portfolio and with operating cash flows, which were used to repay short-term FHLB advances.

Shareholders’ equity at September 30, 2026 was $552,741, or 12.8% of total assets, compared to $543,474, or 12.5% of total assets, at December 31, 2025. The increase was a result of net income of $45,323, mostly offset by an increase in accumulated other comprehensive loss of $23,633 resulting from the change in the unrealized loss on available-for-sale securities and derivatives, $11,216 in dividends paid to common shareholders, and $2,535 in share repurchases.

Total outstanding common shares at September 30, 2026 were 20,712,013, which decreased slightly from 20,746,474 common shares outstanding at December 31, 2025. Common shares outstanding decreased resulting from the Company repurchasing 82,075 common shares under its existing share repurchase program and 14,654 common shares surrendered by officers to the Company to pay taxes upon vesting of restricted shares, mostly offset by the grant of 10,890 common shares to Civista directors as payment for their service on the Civista Board of Directors and 51,378 restricted common shares to certain officers under the Company’s 2024 Incentive Plan.

Results of Operations

Three Months Ended September 30, 2026 and 2025

The Company had net income of $16,019 for the three months ended September 30, 2026, an increase of $3,259 from net income of $12,760 for the same period of 2025. Basic and diluted earnings per common share were $0.77 for the quarter ended September 30, 2026, compared to $0.68 for the same period of 2025. In the third quarter of 2025, net income was decreased by $554 from acquisition-related expenses related to the acquisition of FSB that closed in the fourth quarter of 2025. The primary reasons for the changes in net income are explained below.

Net interest income for the three months ended September 30, 2026 was $39,430, an increase of $4,885 from $34,545 for the same period of 2025. The quarterly increase was a result of an increase of $2,583 in total interest and dividend income, coupled with a $2,302 decrease in total interest expense. Total interest-earning assets averaged $3,993,704 during the three months ended September 30, 2026, an increase of $164,220 from $3,829,484 for the same period of 2025. The Company’s total average interest-bearing liabilities increased from $2,957,458 during the three months ended September 30, 2025 to $2,973,690 during the three months ended September 30, 2026. The Company’s fully tax equivalent net interest margin for the three months ended September 30, 2026 and 2025 was 3.93% and 3.58%, respectively.

Total interest and dividend income was $57,823 for the three months ended September 30, 2026, an increase of $2,583 from $55,240 for the same period of 2025. The increase in interest and dividend income is mainly attributable to an increase of $2,667 in interest and fees on loans. The average balance of loans increased by $145,983, or 4.7%, to $3,274,016 for the three months ended September 30, 2026, as compared to $3,128,033 for the same period of 2025. The yield on loans increased 5 basis points to 6.23% for the three months ended September 30, 2026, compared to 6.18% for the same period of 2025, mainly resulting from the yield on new and repricing loans and changes in portfolio mix.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Total interest expense decreased $2,302, or 11.1%, to $18,393 for the three months ended September 30, 2026, compared to $20,695 for the same period of 2025. For the three months ended September 30, 2026, the average balance of interest-bearing liabilities increased $16,232 to $2,973,690, as compared to $2,957,458 for the same period of 2025. Interest incurred on deposits decreased by $458 to $15,889 for the three months ended September 30, 2026, compared to $16,347 for the same period of 2025. The average balance of interest-bearing deposits increased by $164,343 to $2,738,496 for the three months ended September 30, 2026, as compared to the same period in 2025, which was almost fully offset by the decrease in the rate paid on interest-bearing deposits from 2.52% for the third quarter of 2025 to 2.30% for the third quarter of 2026. The decrease in rates was mainly driven by time deposits related to paying lower rates on retail deposits in the third quarter of 2026 compared to the same period of 2025, resulting from a lower year-over-year interest-rate environment and continued optimization of Civista's funding mix. Interest expense incurred on short-term FHLB advances decreased $1,746 for the three months ended September 30, 2026, mainly due to the average balance of short-term FHLB advances decreasing by $145,485 to $127,500 for the three months ended September 30, 2026, as compared to the same period in 2025.

The following table presents the condensed average balance sheets for the three months ended September 30, 2026 and 2025. The daily average loan amounts outstanding are net of unearned income and include loans held for sale and nonaccrual loans. The average balance of securities is computed using the carrying value of securities. Rates are annualized and taxable equivalent yields are computed using

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

a 21% tax rate for tax-exempt interest income. The average yield has been computed using the historical amortized cost average balance for available-for-sale securities.

	Three Months Ended September 30,
	2026			2025
Assets:	Average balance	Interest	Yield/ rate*	Average balance	Interest	Yield/ rate*
Interest-earning assets:
Loans, including fees**	$3,274,016	$51,385	6.23%	$3,128,033	$48,718	6.18%
Taxable securities	416,958	3,870	3.43%	402,216	3,922	3.57%
Tax-exempt securities	270,638	2,255	3.87%	274,722	2,324	3.84%
Interest-bearing deposits in other banks	32,092	313	3.87%	24,513	276	4.47%
Total interest-earning assets	$3,993,704	$57,823	5.73%	$3,829,484	$55,240	5.69%
Noninterest-earning assets:
Cash and due from financial institutions	36,456			34,261
Premises and equipment, net	37,331			42,638
Accrued interest receivable	14,450			14,230
Intangible assets	141,643			132,503
Bank owned life insurance	64,085			63,289
Other assets	55,085			59,667
Less allowance for loan losses	(41,959)			(40,380)
Total Assets	$4,300,795			$4,135,692
Liabilities and Shareholders Equity:
Interest-bearing liabilities:
Demand and savings	$1,665,740	$6,035	1.44%	$1,536,897	$5,856	1.51%
Time	1,072,756	9,854	3.64%	1,037,256	10,491	4.01%
Short-term FHLB advances	127,500	1,320	4.11%	272,985	3,063	4.45%
Long-term FHLB advances	498	4	2.81%	1,011	7	2.59%
Other borrowings	2,859	58	8.02%	5,123	108	8.39%
Subordinated debentures	104,337	1,122	4.27%	104,186	1,170	4.46%
Total interest-bearing liabilities	$2,973,690	$18,393	2.45%	$2,957,458	$20,695	2.78%
Noninterest-bearing deposits	719,232			662,872
Other liabilities	41,020			42,369
Shareholders’ Equity	566,853			472,993
Total Liabilities and Shareholders’ Equity	$4,300,795			$4,135,692
Net interest income and interest rate spread(1)		$39,430	3.28%		$34,545	2.91%
Net interest margin(2)			3.93%			3.58%

(1) Net interest income and interest rate spread represents the difference between the yield on average interest-earning assets and the cost of interest-bearing liabilities.

(2) Net interest margin represents net interest income divided by average interest-earning assets.

*Average yields are presented on a tax equivalent basis. The tax equivalent effect associated with loans and investments, included in the yields above, was $599 and $618 for the three months ended September 30, 2026 and 2025, respectively.

**Average balance includes nonaccrual loans.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Net interest income may also be analyzed by comparing the volume and rate components of interest income and interest expense. The following table provides an analysis of the changes in interest income and expense between the three months ended September 30, 2026 and 2025.

	Increase (decrease) due to:
	Volume (1)	Rate (1)	Net
	(Dollars in thousands)
Interest income:
Loans, including fees	$2,289	$378	$2,667
Taxable securities	103	(155)	(52)
Tax-exempt securities	(89)	20	(69)
Interest-bearing deposits in other banks	77	(40)	37
Total interest income	$2,380	$203	$2,583
Interest expense:
Demand and savings	$476	$(297)	$179
Time	350	(987)	(637)
Short-term FHLB advances	(1,522)	(220)	(1,742)
Long-term FHLB advances	(4)	1	(3)
Other borrowings	(46)	(4)	(50)
Subordinated debentures	2	(51)	(49)
Total interest expense	$(744)	$(1,558)	$(2,302)
Net interest income	$3,124	$1,761	$4,885

(1) The change in interest income and interest expense due to changes in both volume and rate, which cannot be segregated, has been allocated proportionately to the change due to volume and the change due to rate.

The Company provides for credit losses through regular provisions to the allowance for credit losses. During the three months ended September 30, 2026, the Company recorded a provision for credit losses for loans and off-balance sheet credit exposures of $1,295, an increase of $1,095, from an expense of $200 for the three months ended September 30, 2025.

Noninterest income for the three month periods ended September 30, 2026 and 2025 was as follows:

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
Service charges	$1,835	$1,667	$168	10.1%
Net loss on sale of debt securities	(1,571)	—	(1,571)	(100.0%)
Net gain on equity securities	99	255	(156)	(61.2%)
Mortgage banking	1,085	1,018	67	6.6%
ATM/Interchange fees	1,553	1,435	118	8.2%
Wealth management fees	1,458	1,402	56	4.0%
Leasing and commercial finance revenue	2,572	2,707	(135)	(5.0%)
Bank owned life insurance	413	666	(253)	(38.0%)
Swap fees	—	—	—	0.0%
Other	2,207	483	1,724	356.9%
Total noninterest income	$9,651	$9,633	$18	0.2%

Beginning in the third quarter of 2026, the Company revised the presentation of certain components of noninterest income to better reflect the nature of its mortgage banking and leasing activities. Mortgage-related income is now presented within “Mortgage banking,” while lease-related income is presented within “Leasing and commercial finance revenue.” All amounts previously presented within “Net gain (loss) on sale of loans and leases” have been reclassified to these respective categories. Mortgage banking income includes loan servicing fee income, mortgage servicing rights amortization, the gain or loss on mortgage banking derivatives, and the gain or loss on sale of mortgage loans. Leasing and commercial finance revenue includes revenue associated with sales-type, direct financing, and operating lease activity, as well as gain or loss on the sale of commercial loans and leases. Prior-period amounts have been reclassified to conform to the current-period presentation. These reclassifications had no effect on total noninterest income or net income.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Total noninterest income for the three months ended September 30, 2026 was $9,651, an increase of $18, or 0.2%, from $9,633 for the same period of 2025. Service charges increased $168 for the three months ended September 30, 2026, compared to the same period of 2025, primarily from higher business service charges and retail overdrafts. Net loss on sale of debt securities was $1,571 for the three months ended September 30, 2026, compared to $0 for the same period in 2025, resulting from the sale of three lower-yielding debt securities as part of a balance-sheet repositioning strategy. The proceeds were reinvested in higher-yielding securities, which management expects to support future net interest income. Other income increased $1,724 for the three months ended September 30, 2026, compared to the same period of 2025, resulting from receiving $1,771 in net insurance proceeds in the third quarter of 2026 related to the Stateline Branch fire that occurred in December 2025.

Noninterest expense for the three month periods ended September 30, 2026 and 2025 was as follows:

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
Compensation expense	$15,484	$15,161	$323	2.1%
Net occupancy expense	1,589	1,466	123	8.4%
Contracted data processing	611	559	52	9.3%
FDIC Assessment	365	627	(262)	(41.8%)
State franchise tax	629	536	93	17.4%
Professional services	1,244	1,225	19	1.6%
Equipment expense	1,560	2,205	(645)	(29.3%)
ATM/Interchange expense	786	755	31	4.1%
Marketing	543	391	152	38.9%
Amortization of core deposit intangibles	675	318	357	112.3%
Software maintenance expense	1,465	1,480	(15)	(1.0%)
Other	3,027	$3,604	(577)	(16.0%)
Total noninterest expense	$27,978	$28,327	$(349)	(1.2%)

Total noninterest expense for the three months ended September 30, 2026 was $27,978, a decrease of $349 or 1.2%, from $28,327 for the same period of 2025. Noninterest expenses were increased by $664 in the third quarter of 2025 from pre-tax acquisition-related expenses related to the acquisition of FSB. The decrease in total noninterest expense was primarily due to decreases in equipment expense, FDIC assessment, and other expense, mostly offset by increases in amortization of core deposit intangibles and compensation expense. The decrease in equipment expense is mostly due to $737 in depreciation expense recorded in the third quarter of 2025 on assets that had a net book value but are no longer in use. The decrease in FDIC assessment is mainly due to an improvement in Civista's risk-based assessment rate, reflecting favorable trends in regulatory ratios and supervisory metrics used in the FDIC's pricing methodology. The decrease in other expense is mainly related to the non-recurring adjustment mentioned above in the third quarter of 2025. The increase in amortization of core deposit intangibles is related to the FSB merger. The increase in compensation expense was primarily due to increases in salaries and medical expenses associated with operating with higher average full-time equivalent (FTE) employees year-over-year. The average number of FTEs for the three months ended September 30, 2026 was 555, compared to 524 for the same period of 2025.

Income tax expense for the three months ended September 30, 2026 totaled $3,789, up $898 compared to the same period of 2025. The effective tax rates for the three month periods ended September 30, 2026 and 2025 were 19.1% and 18.5%, respectively. The increase in the effective tax rate for the three month period ended September 30, 2026, was primarily due to an increase in the forecasted pre-tax income outpacing the permanent differences for 2026, thus, creating more taxable income at the statutory tax rate of 21% and increasing the Company's effective tax rate. The difference between the statutory federal income tax rate and the Company’s effective tax rate is the permanent tax differences, primarily consisting of tax-exempt interest income from municipal investments and loans, low-income housing tax credits, tax-deductible captive insurance premiums and bank owned life insurance income.

Nine Months Ended September 30, 2026 and 2025

The Company had net income of $45,323 for the nine months ended September 30, 2026, an increase of $11,380 from $33,943 for the same period of 2025. Basic and diluted earnings per common share were $2.18 for the nine months ended September 30, 2026, compared

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

to $2.04 for the same period of 2025. For the nine months ended September 30, 2026, net income was reduced by $358 from non-recurring adjustments related to acquisition-related expenses associated with the FSB merger. For the nine months ended September 30, 2025, net income was increased by $203 from non-recurring adjustments resulting from the CLF core system conversion, mostly offset by the acquisition-related expenses of FSB. The primary reasons for the changes in net income are explained below.

Net interest income for the nine months ended September 30, 2026 was $115,846, an increase of $13,714 from $102,132 for the same period of 2025. For the nine months ended September 30, 2025, net interest income was increased by $1,621 resulting from the non-recurring adjustments from the CLF core system conversion. The year-to-date increase was a result of an increase of $4,935 in total interest and dividend income, coupled with an $8,779 decrease in total interest expense. Total interest-earning assets averaged $3,996,566 during the nine months ended September 30, 2026, an increase of $172,277 from $3,824,289 for the same period of 2025. The Company’s total average interest-bearing liabilities decreased from $3,007,668 during the nine months ended September 30, 2025 to $2,998,112 during the nine months ended September 30, 2026. The Company’s fully tax equivalent net interest margin for the nine months ended September 30, 2026 and 2025 was 3.89% and 3.58%, respectively.

Total interest and dividend income was $170,179 for the nine months ended September 30, 2026, an increase of $4,935 from $165,244 for the same period of 2025. The increase in interest and dividend income is mainly attributable to increases of $4,166, $504, and $431 in interest and fees on loans, taxable securities and deposits in other banks, respectively, slightly offset by a decrease in tax-exempt securities of $166. The average balance of loans increased by $135,559, or 4.3%, to $3,256,851 for the nine months ended September 30, 2026, as compared to $3,121,292 for the same period of 2025.

Interest on taxable securities increased $504 to $11,732 for the nine months ended September 30, 2026, compared to $11,228 for the same period of 2025. The average balance of taxable securities increased $21,399 to $422,490 for the nine months ended September 30, 2026, as compared to $401,091 for the same period of 2025. The yield on taxable securities increased 5-basis points to 3.48% for the nine months ended September 30, 2026, compared to 3.43% for the same period of 2025, primarily reflecting the reinvestment of cash flows from the securities portfolio at generally higher market yields. Interest on deposits in other banks increased $431 to $1,109 for the nine months ended September 30, 2026, compared to $678 for the same period of 2025. The average balance of interest-bearing deposits in other banks increased $17,018 to $39,256 for the nine months ended September 30, 2026, compared to $22,238 for the same period of 2025. The yield on interest-bearing deposits in other banks decreased 32 basis points to 3.75% for the nine months ended September 30, 2026, compared to 4.07% for the same period of 2025, mainly from lower short-term market interest rates during the respective periods.

Total interest expense decreased $8,779, or 13.9%, to $54,333 for the nine months ended September 30, 2026, compared to $63,112 for the same period of 2025. For the nine months ended September 30, 2026, the average balance of interest-bearing liabilities decreased $9,556 to $2,998,112, as compared to $3,007,668 for the same period of 2025. Interest incurred on deposits decreased $385 to $47,236 for the nine months ended September 30, 2026, compared to $47,621 for the same period in 2025. The average balance of interest-bearing deposits increased by $212,113 to $2,761,870 for the nine months ended September 30, 2026, as compared to the same period in 2025, which was fully offset by the decrease in the rate paid on interest-bearing deposits from 2.50% for the nine months ended September 30, 2025 to 2.29% for the nine months ended September 30, 2026. The decrease in rates was mainly driven by paying lower rates on time deposits due to the repricing of maturing time deposits at lower rates consistent with the short-term interest rate environment in the first nine months of 2026 compared to the same period of 2025. Interest expense incurred on short-term FHLB advances decreased mainly due to the average balance of short-term FHLB advances decreasing by $218,822 to $127,915 for the nine months ended September 30, 2026, as compared to the same period in 2025. The decrease in the average balance of short-term FHLB advances is the result of increased deposit funding reducing the need for higher-cost wholesale funding.

The following table presents the condensed average balance sheets for the nine months ended September 30, 2026 and 2025. The daily average loan amounts outstanding are net of unearned income and include loans held for sale and nonaccrual loans. The average balance of securities is computed using the carrying value of securities. Rates are annualized and taxable equivalent yields are computed using

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

a 21% tax rate for tax-exempt interest income. The average yield has been computed using the historical amortized cost average balance for available-for-sale securities.

	Nine Months Ended September 30,
	2026			2025
Assets:	Average balance	Interest	Yield/ rate*	Average balance	Interest	Yield/ rate*
Interest-earning assets:
Loans, including fees**	$3,256,851	$150,502	6.18%	3,121,292	146,336	6.27%
Taxable securities	422,490	11,732	3.48%	401,091	11,228	3.43%
Tax-exempt securities	277,969	6,836	3.91%	279,668	7,002	3.88%
Interest-bearing deposits in other banks	39,256	1,109	3.75%	22,238	678	4.07%
Total interest-earning assets	$3,996,566	$170,179	5.69%	$3,824,289	$165,244	5.75%
Noninterest-earning assets:
Cash and due from financial institutions	36,819			39,232
Premises and equipment, net	38,523			44,563
Accrued interest receivable	14,305			13,908
Intangible assets	142,455			132,883
Bank owned life insurance	63,687			63,171
Other assets	53,175			59,410
Less allowance for loan losses	(41,453)			(40,295)
Total Assets	$4,304,077			$4,137,161
Liabilities and Shareholders Equity:
Interest-bearing liabilities:
Demand and savings	$1,670,478	$17,463	1.40%	$1,554,969	$17,216	1.48%
Time	1,091,392	29,773	3.65%	994,788	30,405	4.09%
Short-term FHLB advance	127,915	3,507	3.66%	346,737	11,595	4.47%
Long-term FHLB advance	640	13	2.79%	1,225	24	2.57%
Other borrowings	3,394	227	8.95%	5,804	376	8.67%
Subordinated debentures	104,293	3,350	4.30%	104,145	3,496	4.47%
Total interest-bearing liabilities	$2,998,112	$54,333	2.42%	$3,007,668	$63,112	2.81%
Noninterest-bearing deposits	705,988			662,662
Other liabilities	39,299			42,910
Shareholders’ Equity	560,678			423,921
Total Liabilities and Shareholders’ Equity	$4,304,077			$4,137,161
Net interest income and interest rate spread(1)		$115,846	3.27%		$102,132	2.94%
Net interest margin(2)			3.89%			3.58%

(1) Net interest income and interest rate spread represents the difference between the yield on average interest-earning assets and the cost of interest-bearing liabilities.

(2) Net interest margin represents net interest income divided by average interest-earning assets.

*Average yields are presented on a tax equivalent basis. The tax equivalent effect associated with loans and investments, included in the yields above, was $1.8 million and $1.9 million for the nine month periods ended September 30, 2026 and 2025, respectively.

**Average balance includes nonaccrual loans.

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Net interest income may also be analyzed by comparing the volume and rate components of interest income and interest expense. The following table provides an analysis of the changes in interest income and expense between the nine months ended September 30, 2026 and 2025. The table is presented on a fully tax-equivalent basis.

	Increase (decrease) due to:
	Volume (1)	Rate (1)	Net
	(Dollars in thousands)
Interest income:
Loans, including fees	$6,287	$(2,121)	$4,166
Taxable securities	360	144	504
Tax-exempt securities	(218)	52	(166)
Interest-bearing deposits in other banks	488	(57)	431
Total interest income	$6,917	$(1,982)	$4,935
Interest expense:
Demand and savings	$1,238	$(991)	$247
Time	2,802	(3,434)	(632)
Short-term FHLB advance	(6,293)	(1,796)	(8,089)
Long-term FHLB advance	(12)	1	(11)
Other borrowings	(161)	12	(149)
Subordinated debentures	5	(150)	(145)
Total interest expense	$(2,421)	$(6,358)	$(8,779)
Net interest income	$9,338	$4,376	$13,714

(1) The change in interest income and interest expense due to changes in both volume and rate, which cannot be segregated, has been allocated proportionately to the change due to volume and the change due to rate.

The Company provides for credit losses through regular provisions to the allowance for credit losses. During the nine months ended September 30, 2026, the Company recorded a provision for credit losses of $2,436, a decrease of $356, from $2,792 during the nine months ended September 30, 2025.

Noninterest income for the nine months ended September 30, 2026 and 2025 was as follows:

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
Service charges	$5,438	$4,756	$682	14.3%
Net loss on sale of debt securities	(1,571)	—	(1,571)	(100.0%)
Net gain on equity securities	272	152	120	78.9%
Mortgage banking	3,040	2,261	779	34.5%
ATM/Interchange fees	4,494	4,179	315	7.5%
Wealth management fees	4,350	4,067	283	7.0%
Leasing and commercial finance revenue	7,274	5,984	1,290	21.6%
Bank owned life insurance	1,202	1,438	(236)	(16.4%)
Swap fees	59	125	(66)	(52.8%)
Other	3,531	1,120	2,411	215.3%
Total noninterest income	$28,089	$24,082	$4,007	16.6%

Total noninterest income for the nine months ended September 30, 2026 was $28,089, an increase of $4,007, or 16.6%, from $24,082 for the same period of 2025. Noninterest income was reduced by $1,044 for the nine months ended September 30, 2025, from non-recurring adjustments resulting from the CLF core system conversion. Service charges increased $682 for the nine months ended September 30, 2026, compared to the same period of 2025, primarily from higher business service charges and retail overdraft fees. Net loss on sale of debt securities was $1,571 for the nine months ended September 30, 2026 as part of a balance sheet repositioning strategy. Mortgage banking income increased $779 for the nine months ended September 30, 2026, compared to the same period in 2025, reflecting improved secondary market execution and disciplined pricing strategies. During the third quarter of 2026, the Company began utilizing mandatory-delivery commitments as part of its secondary-market execution strategy. Leasing and commercial finance revenue

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

increased $1,290 for the nine months ended September 30, 2026, compared to the same period of 2025, mainly due to higher lease origination activity in 2026, partially offset by the non-recurring adjustment noted above.

The components of noninterest expense for the nine month periods ended September 30, 2026 and 2025 are as follows:

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
Compensation expense	$47,450	$44,216	$3,234	7.3%
Net occupancy expense	4,795	4,519	276	6.1%
Contracted data processing	1,923	1,662	261	15.7%
FDIC Assessment	1,208	2,189	(981)	(44.8%)
State franchise tax	1,782	1,696	86	5.1%
Professional services	4,050	5,113	(1,063)	(20.8%)
Equipment expense	5,369	6,072	(703)	(11.6%)
ATM/Interchange expense	2,261	2,018	243	12.0%
Marketing	1,563	976	587	60.1%
Amortization of core deposit intangibles	2,067	988	1,079	109.2%
Software maintenance expense	4,175	4,051	124	3.1%
Other	9,861	9,435	426	4.5%
Total noninterest expense	$86,504	$82,935	$3,569	4.3%

Total noninterest expense for the nine months ended September 30, 2026 was $86,504, an increase of $3,569, or 4.3%, from $82,935 compared to the same period of 2025. Noninterest expenses were reduced by $311 for the nine months ended September 30, 2025 from non-recurring adjustments resulting from the CLF core system conversion. The increase in total noninterest expense was primarily due to increases in compensation, marketing, amortization of core deposit intangibles, software maintenance, and other expenses, partially offset by decreases in FDIC assessment, equipment expense and professional fees. The increase in compensation expense was primarily due to increases in salaries, commissions, and medical expenses resulting from operating with higher average full-time equivalent (FTE) employees year-over-year. The average number of FTEs for the nine months ended September 30, 2026 was 550, compared to 523 for the same period of 2025. The increase in marketing expenses is related to an increase in digital marketing campaigns. The increase in amortization of core deposit intangibles is related to the FSB merger. The increase in software maintenance expense is primarily related to year-over-year maintenance increases as well as having more users increasing licensing costs. The increase in other expense is mainly related to the non-recurring adjustments related to the FSB merger for the nine months ended September 30, 2026 and the non-recurring adjustment mentioned above related to the CLF core system conversion for the nine months ended September 30, 2025. The decrease in FDIC assessment is mainly due to an improvement in Civista's risk-based assessment rate, reflecting favorable trends in regulatory ratios and supervisory metrics used in the FDIC's pricing methodology. The decrease in professional fees is primarily due to lower consulting expenses related to CLF's core system conversion. The decrease in equipment expense is mostly due to $737 in depreciation expense recorded in the third quarter of 2025 on assets that had a net book value but are no longer in use.

Income tax expense for the nine months ended September 30, 2026 totaled $9,672, up $3,128 compared to the same period of 2025. The effective tax rates for the nine month periods ended September 30, 2026 and 2025 were 17.6% and 16.2%, respectively.

Capital Resources

All of the Company’s capital ratios exceeded the regulatory minimum guidelines as of September 30, 2026 and December 31, 2025 as identified in the following table:

	Total Risk Based Capital	Tier I Risk Based Capital	CET1 Risk Based Capital	Leverage Ratio
Company Ratios—September 30, 2026	19.1%	15.6%	14.7%	12.1%
Company Ratios—December 31, 2025	18.0%	14.5%	13.6%	11.3%
For Capital Adequacy Purposes	8.0%	6.0%	4.5%	4.0%

Civista Bancshares, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-Q

(Amounts in thousands, except share data)

Liquidity

The Company maintains a conservative liquidity position. All securities, with the exception of equity securities, are classified as available-for-sale. Securities, with maturities of one year or less, totaled $8,996, or 1.4% of the total securities portfolio, at September 30, 2026. The available-for-sale securities portfolio helps to provide the Company with the ability to meet its funding needs.

As reported in the Condensed Consolidated Statements of Cash Flows (Unaudited), our cash flows are classified for financial reporting purposes as operating, investing or financing cash flows. Net cash provided by operating activities was $56,870 and $33,661 for the nine months ended September 30, 2026 and 2025, respectively. The primary additions to cash from operating activities are from proceeds from the sale of loans. The primary use of cash from operating activities is from loans originated for sale. Net cash used by investing activities was $9,605 and $10,457 for the nine months ended September 30, 2026 and 2025, respectively, principally reflecting our loan and investment security activities. Net cash used by financing activities was $56,875 and $23,593 for the nine months ended September 30, 2026 and 2025, respectively. The primary changes in financing activities were the decrease in short-term FHLB advances, payment of common dividends, and change in deposits.

Future loan demand of Civista may be funded by increases in deposit accounts, proceeds from payments on existing loans, the maturity of securities, and the sale of securities classified as available-for-sale. Additional sources of funds may also come from borrowing in the Federal Funds market and/or borrowing from the FHLB. Through its correspondent banks, Civista maintains federal funds borrowing lines totaling $50,000. As of September 30, 2026, Civista had total credit availability with the FHLB of $1,115,297 with standby letters of credit totaling $80,300 and a remaining borrowing capacity of approximately $912,031. In addition, CBI maintains a credit line with a third party lender totaling $10,000. No borrowings were outstanding by CBI under this credit line as of September 30, 2026.

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

The following table provides information about the Company’s earnings at risk that were sensitive to changes in interest rates as of September 30, 2026 and December 31, 2025, based on certain prepayment and account decay assumptions that management believes are reasonable. The table shows the changes in the Company’s net interest income (in amount and percent) that would result from hypothetical interest rate increases of up to 400 basis points from 100 basis points and interest rate decreases of 100 basis points and up to 400 basis points at September 30, 2026 and December 31, 2025.

Net Interest Income
	September 30, 2026			December 31, 2025
Change in Rates	Dollar Amount	Dollar Change	Percent Change	Dollar Amount	Dollar Change	Percent Change
+400bp	$158,027	$4,132	2.68%	$168,153	$6,879	4.27%
+300bp	158,025	4,130	2.68%	167,915	6,641	4.12%
+200bp	157,224	3,329	2.16%	166,289	5,015	3.11%
+100bp	155,708	1,813	1.18%	164,007	2,733	1.69%
Base	153,895	—	0.00%	161,274	—	0.00%
-100bp	150,212	(3,683)	(2.39%)	157,104	(4,170)	(2.59%)
-200bp	144,298	(9,597)	(6.24%)	153,092	(8,182)	(5.07%)
-300bp	137,288	(16,607)	(10.79%)	149,323	(11,951)	(7.41%)
-400bp	130,681	(23,214)	(15.08%)	146,296	(14,978)	(9.29%)

Civista Bancshares, Inc.

Controls and Procedures

Form 10-Q

(Amounts in thousands, except share data)

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive and our principal financial officers, the Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures as of September 30, 2026, were effective.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Share Repurchases:

There were 82,075 shares repurchased by the Company or by "affiliated purchasers" as defined in Rule 10b-18(a)(3) under the Exchange Act of the Company's common shares during the third quarter ended September 30, 2026.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2026 - July 31, 2026	—	$—	—	$25,000,000
August 1, 2026 - August 31, 2026	—	$—	—	$25,000,000
September 1, 2026 - September 30, 2026	82,225	$26.96	82,075	$22,787,273
Total	82,225	$26.96	82,075	$22,787,273

On April 21, 2026, the Company announced a new common share repurchase program pursuant to which the Company is authorized to repurchase a maximum aggregate value of $25,000 of its outstanding common shares through April 2027, of which $22,787 remained available to purchase at September 30, 2026. During the three months ended September 30, 2026, 150 shares were surrendered by officers of the Company for the payment of taxes upon vesting of restricted shares.

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

Item 3. Defaults Upon Senior Securities

None

Civista Bancshares, Inc.

Other Information

Form 10-Q

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the quarter ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Civista Bancshares, Inc.

/s/ Charles A. Parcher	November 5, 2026
Charles A. Parcher	Date
Chief Executive Officer and President

/s/ Ian Whinnem	November 5, 2026
Ian Whinnem	Date
Senior Vice President and Chief Financial Officer